Form 10QSB
period 2000-09-30
ONECAP
filed 2000-11-01
CIK 1111845

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                             OneCap
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0429535
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

5450 W. Sahara Ave., 2nd Floor,               89146
         Las Vegas, NV                      (Zip Code)
(Address of principal executive
           offices)

                         (702) 948-8800
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                      THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
   15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes [ ] No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                              8,811,618


/1/

                               OneCap
                    (A Development Stage Company)


                          Table of Contents

                                                               Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets September 30, 2000 (Unaudited) and June 30,       4
2000

Statements of Income For The Three Months Ended September,       5
2000 and 1999 (Unaudited)

Statements of Changes in Stockholders' Equity For The Three      6
Months Ended September 30, 2000 and For The Year ended June
30, 2000 (Unaudited)

Statements of Cash Flows For The Three Months Ended September    7
30, 2000 and 1999 (Unaudited)

Notes to Financial Statements                                    8

Item 2. Management's Discussion and Plan of Operation           12

PART II - OTHER INFORMATION

Item 6. Exhibits                                                13


SIGNATURES                                                      14




/2/



                               OneCap

                        FINANCIAL STATEMENTS

                          FOR PERIOD ENDING

                         September 30, 2000


/3/



                               OneCap

                           BALANCE SHEETS

          SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000


                                                As of       As of
                                              September    June 30,
ASSETS                                        30, 2000       2000
                                             (Unaudited)
                                              ----------   -------
Current assets:

Cash                                         $  843,500  $ 492,200
Accounts receivable (net of allowance for        28,514      1,200
doubtful accounts of $-0-)
Income tax receivable                                 0      2,700
                                              ---------  ---------
Total current assets                            872,014    496,100
Loan receivable, related party (Note 2)          38,002          0
Property and equipment (Notes 3 and 4)          101,124     31,300
Other assets (net of accumulated                 29,476      9,900
amortization of $2,434 and $2,000)            ---------  ---------
                                            $ 1,040,616  $ 537,300
                                            ===========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other liabilities       $   63,303  $ 101,400
Income tax payable                              131,200          0
Note payable, current portion (Note 4)           45,350          0
                                             ----------  ---------
Total current liabilities                       239,853    101,400
                                             ----------  ---------
Note payable, net current portion (Note 4)       99,845         --
Total liabilities                               339,698    101,400
                                             ----------  ---------
Commitments and contingencies (Note 5)               --         --
Stockholders' equity (Note 6):
Preferred stock, $.001 par value; 5,000,000          --         --
shares authorized, No shares issued and
outstanding

Common stock, $.001 par value; 20,000,000         8,800      8,800
shares authorized, 8,811,618 shares issued
and outstanding
Additional paid-in capital                      422,500    422,500
Retained earnings                               269,618      4,600
                                              ---------   --------
                                                700,918    435,900
                                              ---------   --------
                                            $ 1,040,616  $ 537,300
                                             ==========   ========


   The Notes to Financial Statements are an integral part of this statement


/5/


                               OneCap

                        STATEMENTS OF INCOME

         FOR THE THREE MONTHS ENDED SEPTEMBER, 2000 AND 1999
                             (UNAUDITED)


                                             Three months ended
                                                September 30

                                             2000           1999
                                             -------     ---------
Revenues:
Loan fees and commissions                 $  697,869   $   146,218
                                            --------     ---------
Expenses:

General and administrative expenses          304,571        83,094
(Note 2)

Depreciation and amortization expense          4,668         1,210
                                             -------      --------
                                             309,239        84,304
                                             -------      --------
Income from operations                       388,630        61,914

Other income:

Interest income                               10,288           492
                                             -------      --------
Net income before income taxes               398,918        62,406

Income tax expense:

Current federal                              133,900             0

Deferred federal                                   0             0
                                             -------      --------
                                             133,900            --
Net income                                  --------      --------
                                           $ 265,018    $   62,406
                                            ========      ========
Earnings per common share                  $   0.030    $   624.06
                                            ========      ========
Weighted average number of common shares   8,811,618           100
outstanding                                =========     =========



   The Notes to Financial Statements are an integral part of this statement


/5/



                               OneCap

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
                  FOR THE YEAR ENDED JUNE 30, 2000
                             (UNAUDITED)


                         Common Stock      Additi   Retained   Stockho
                                            onal    earnings    lders'
                        -----------------   paid-               Equity
                                             in
                                           capital
                         Shares    Amount
                        --------  -------   -------  --------  ---------
Balance, June 30, 1999       100     $--    $19,600   (1,000)   $ 18,600

November 1, 1999,      6,937,400   6,900         --       --       6,900
issuance of shares

May, 2000 issuance of  1,874,118   1,900    402,900       --     404,800
shares

Net income for the            --      --         --    5,600       5,600
year ended June 30,
2000
                       --------  -------   -------   -------   ---------
Balance, June 30,      8,811,618   8,800    422,500    4,600     435,900
2000

Net income for the                                   265,018     265,018
three months ended     --------  -------   -------   -------   ---------
September 30, 2000
Balance, September     8,811,618  $8,800  $ 422,500 $269,618   $ 700,918
30, 2000               ========  =======   =======   =======   =========



   The Notes to Financial Statements are an integral part of this statement


/6/



                               OneCap

                      STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (UNAUDITED)

                                             Three months ended
                                          September     September
                                           30, 2000     30, 1999
                                          ----------    ----------
Cash flows from operating activities:
Net income                                $  265,018     $  62,406
Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation and amortization                  4,668         1,210
Increase in accounts receivable             (27,314)      (24,668)
Increase in other assets                    (20,010)             0
(Decrease) increase in accounts payable     (38,099)        23,678
and other liabilities
Increase in income tax payable               133,900             0
                                           ---------     ---------
Net cash provided by operating activities    318,163        62,626
                                           ---------     ---------
Cash flows from investing activities:
Additions to property and equipment         (74,056)       (6,577)
Increase in notes receivable, related       (38,002)             0
party                                      ---------     ---------
Net cash used in investing activities      (112,058)       (6,577)
                                           ---------     ---------
Cash flows from financing activities:
Proceeds from note payable                   150,000             0
Payments on note payable                     (4,805)             0
Issuance of stock                                  0             0
                                           ---------     ---------
Net cash provided by financing activities    145,195             0
                                           ---------     ---------
Net increase in cash                         351,300        56,049
Cash at beginning of period                  492,200           200
                                           ---------     ---------
Cash at end of period                     $  843,500     $  56,249
                                           =========     =========
Supplemental disclosure of cash flow
information:
Cash paid for interest expense              $  2,300          $  0
Cash paid for income taxes                    $  940          $  0
                                           =========    ==========



   The Notes to Financial Statements are an integral part of these statements


/7/



                               OneCap

                    NOTES TO FINANCIAL STATEMENTS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (UNAUDITED)


1. Basis of presentation:

  As  permitted by the Securities and Exchange Commission under Rule
   10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. For additional disclosures, refer to the Annual Report on Form 10-SB of the Company for the year ended June 30, 2000 ("Fiscal 2000").

  In   the  opinion  of  the  Company,  the  accompanying  unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

  The computations of earnings per common share are based on the weighted average number of common shares outstanding.

  Results of the interim periods are not necessarily indicative of those to be expected for the full year.

2. Related party transactions:

  a. Note receivable, related party:

     In August 2000, the Company signed a note receivable with Pacific Properties & Development, LLC, a company owned by a majority stockholder for $38,002. The note is secured by furniture and equipment, bears interest at 10.5% per annum with monthly principal and interest payments of $1,235 and is scheduled to mature in August 2003.

  b. Accounts payable:

     Accounts payable as of September 30, 2000 includes $14,664 due to Pacific Properties & Development, LLC.

  c. Revenues:

     The majority of the Company's revenues are derived from commercial loan closings for related entities in which one stockholder has an ownership interest and loans processed for buyers in Southern Nevada who purchase homes developed by Pacific Homes and other related entities under common control.


/8/


                               OneCap

                    NOTES TO FINANCIAL STATEMENTS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (UNAUDITED)

2. Related party transactions (continued):

  d. Office space:

     During  the three months ended September 30, 1999, the  Company leased office space from an affiliated partnership on a month-to-month basis. The total rent paid for office space was $8,085 for the three months ended September 30, 1999.

3. Property and equipment:

     Property and equipment at September 30, 2000 and June 30, 2000 consisted of the following:

                                           September     June 30,
                                               30,        2000
                                              2000      (audited)
                                          (unaudited)
                                          -----------   --------
    Computer equipment                      $  26,700   $ 26,700
    Computer software                           4,900      4,900
    Furniture and equipment                    81,788      7,800
                                            ---------   --------
                                              113,388     39,400
    Less accumulated depreciation              12,264      8,100
                                            ---------   --------
                                            $ 101,124   $ 31,300
                                            =========   ========

4. Note payable:

  In  August, 2000, the Company signed a note payable agreement with a bank, secured by furniture and equipment, bearing interest at 9.5% per annum, and scheduled to mature in August, 2003. The note is personally guaranteed by a majority stockholder.


/9/




                               OneCap

                    NOTES TO FINANCIAL STATEMENTS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (UNAUDITED)

4. Note payable (continued):

  The note payable is scheduled to mature as follows:

    For the year
       ending
     September 30,
   ---------------

        2001                      $   45,350

        2002                          49,851

        2003                          49,994
                                  ----------
       Total                      $  145,195
                                  ==========

5. Commitments and contingencies:

 Concentration of credit risk:

  In the normal course of business, the Company maintains cash at a financial institution in excess of federally insured limits.

 Employee benefit plan:

  The  Company  adopted a retirement savings plan for its  employees under Section 401(k) of the Internal Revenue Code. The plan allows employees of the Company to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. The Company matches 25% of eligible employees' contributions up to a maximum of 6% of their individual earnings.

  On  July 27, 2000, the Company adopted a stock option plan  for  a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less then 100% of current FMV of the stock price) may be fixed by the Board of Directors at its sole discretion. Through September 30, 2000 no stock options have been issued.


/10/



                               OneCap

                    NOTES TO FINANCIAL STATEMENTS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (UNAUDITED)

5. Commitments and contingencies (continued):

  On  July  9,  2000,  the Company entered into an  operating  lease agreement for corporate office space in Las Vegas, Nevada. The lease commenced on August 1, 2000 and expires January 31, 2003 with an option to renew for 20 months. Monthly payments are $19,800 with 4% annual increases each year on October 1. In connection with the lease, the Company entered into a sub-lease agreement with Pacific Properties and Development, LLC, a company under common control. The sub-lease commenced August 1, 2000 and expires January 31, 2003 with an option to renew for 20 months. Under the agreement, the Company will receive $9,900 per month with 4% annual increases each year on October 1.

6. Stockholders' equity:

  Restricted shares of common stock:

  7,356,418 of the total shares of common stock outstanding are restricted.

  Preferred stock:

  The  Board  of Directors has the authority to issue the  preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at its sole discretion. The holders of the Company's common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversion rights, which may result in the issuance of additional shares of common stock, which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences which are senior to the rights and preferences of the common stock. Additionally, such shares could have dividend, redemption or other restrictive provisions.

  Warrants and options:

  There are no warrants or options outstanding to acquire any additional shares of common stock.


/11/


        Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There  may  be other risks and circumstances that we are  unable  to
predict.   When  used  in  this Quarterly  Report,  words  such  as,
"believes,"    "expects,"   "intends,"    "plans,"    "anticipates,"
"estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking
statements  not  accompanied by such    expressions.   All  forward-
looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

OneCap (or the "Company"), a Nevada corporation, was incorporated on June 7, 1999. We are a full service realty and mortgage company specializing in both residential and commercial transactions. Our goal is to create a one-stop, full-service real estate company that can coordinate and handle all types of transactions from start to finish. We can assist clients in home sales, home purchases, home mortgages, commercial property acquisitions, commercial property dispositions, commercial financing, commercial leasing, and other related real estate services. Our management team brings many years of experience in real estate service to their clients.

Results of Operations

OneCap generated $697,869 in gross revenue for the quarter ending September 30, 2000, a 377% increase compared to $146,218 of gross revenue generated in the same period ending September 30, 1999. General and Administrative expenses also increased from $53,094 to $304,571 during the periods ending September 30, 1999 and 2000 respectively, a 267% increase. Pretax net income rose from $62,406 to $398,918 during the period ending September 30, 1999 to 2000 respectively, a 539% increase. Net Income after tax was $265,018 for the quarter ending September 30, 2000 compared to $62,406 for the quarter ending September 30, 1999, a 325% increase. The Company was an S-corporation in September 1999, and therefore had no tax effect for that quarter. Earnings per share were $0.030 for the quarter ended September 30, 2000.

Significant revenues generated include a non-recurring property acquisition project with a related entity, PH LLC, during the quarter ended September 30, 2000 and the Company earned a total of $476,441 in gross revenue from this project. The Company also assisted in the closing of a 16.3 acre, $8,011,820 land sale to HealthSouth corporation in which the seller was a related entity, Lake Mead Horizon LLC, and the company earned a total commission of $151,236. We also assisted PH LLC, a related entity, in obtaining a $4,000,000 land loan during the quarter, in which the Company earned $20,000 in gross revenue.

During the quarter, OneCap relocated its offices to 5450 West Sahara Avenue, Second Floor, Las Vegas, Nevada 89146 and invested in additional equipment, workstations and furnishings to accommodate our anticipated expansion.

Future Business

During the next year, OneCap plans on expanding its client base to obtain suitable revenue growth to consistently maintain each of its four divisions: Commercial Realty, Commercial Financing, Home Realty, and Home Financing. Currently, the Company maintains offices in Las Vegas, Nevada and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products and obtaining the ability to provide services in other markets.
At the end of the quarter ended September 30, 2000, the company had contracts with 10 independent realtor agents who provide commercial and residential realty services to OneCap's clients. We expect to continue to grow the number of independent agents it has contracted with in the future.

Liquidity and Capital Resources

Based on the September 30, 2000 quarter ending cash balance of $843,500, and the net income generated during the quarter, the company has sufficient liquidity to continue its current operations.


/12/



                     PART II - OTHER INFORMATION

                          Item 6. Exhibits

Exhibit   Name and/or Identification of Exhibit
Number

  3       Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed June 7, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b)By-Laws of the Company adopted June 7, 1999.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  27      Financial Data Schedule

               Financial Data Schedule of OneCap ending September 30,
               2000

/13/



                             SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OneCap

                            (Registrant)


Date: October 31, 2000

By:  /s/ Vince Hesser

Vince Hesser, President and Director



/14/