Form 10QSB/A
period 2000-09-30
ONECAP
filed 2001-02-12
CIK 1111845

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                      FORM 10-QSB (amended)
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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


/1/


                             OneCap
                  (A Development Stage Company)


                        Table of Contents

                                                               Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets September 30, 2000 (Unaudited) and June 30,       4
2000

Statements of Income For The Three Months Ended September,       5
2000 and 1999 (Unaudited)

Statements of Changes in Stockholders' Equity For The Three      6
Months Ended September 30, 2000 and For The Year ended June
30, 2000 (Unaudited)

Statements of Cash Flows For The Three Months Ended September    7
30, 2000 and 1999 (Unaudited)

Notes to Financial Statements                                    8

Item 2. Management's Discussion and Plan of Operation           12

PART II - OTHER INFORMATION

Item 6. Exhibits                                                13

SIGNATURES                                                      15


/2/


                             OneCap

                      FINANCIAL STATEMENTS

                        FOR PERIOD ENDING

                       September 30, 2000


/3/


OneCap

BALANCE SHEETS

SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000

                                                  As of        As of
                                                September     June 30,
ASSETS                                           30, 2000       2000
                                               (Unaudited)
                                               ----------  ----------
Current assets:
   Cash                                        $  843,500  $  492,200
   Accounts receivable (net of allowance for
   doubtful accounts of $-0-)                      28,514       1,200
   Income tax receivable                                0       1,900
                                               ----------  ----------
           Total current assets                   872,014     495,300
Loan receivable, related party (Note 2)            38,002           0
Property and equipment (Notes 3 and 4)            101,124      31,300
Other assets (Note 5)                              19,759           0
                                               ----------  ----------
                                               $1,030,899  $  526,600
                                               ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other liabilities      $   63,303  $  101,400

   Income tax payable                              62,780           0
   Note payable, current portion (Note 4)          45,350           0
                                               ----------  ----------
            Total current liabilities             171,433     101,400
                                               ----------  ----------
Note payable, net current portion (Note 4)         99,845          --
            Total liabilities                     271,278     101,400
                                               ----------  ----------
Commitments and contingencies (Note 6)                 --          --
Stockholders' equity (Note 7):
   Preferred stock, $.001 par value;                   --          --
5,000,000 shares authorized,
     No shares issued and outstanding
   Common stock, $.001 par value; 20,000,000        8,800       8,800
shares authorized,
     8,811,618 shares issued and outstanding
   Additional paid-in capital                     557,500     530,500
   Retained earnings                              193,321   (114,100)
                                               ----------  ----------
                                                  759,621     425,200
                                               ----------  ----------
                                               $1,030,899  $  526,600
                                               ==========  ==========


The Notes to Financial Statements are an integral part of this statement


/4/


 OneCap

 STATEMENTS OF INCOME

 FOR THE THREE MONTHS ENDED SEPTEMBER, 2000 AND 1999
 (UNAUDITED)
                                                 Three months ended
                                                    September 30
                                                  2000        1999
                                               ----------  ----------
Revenues:
Loan fees and commission revenue               $1,488,200  $   42,172
Loan fees and commission revenue,                 164,850     104,046
related parties (Note 2)
Less commission expense                         (955,181)           0
                                               ----------  ----------
                                               $  697,869  $  146,218
                                               ----------  ----------
Expenses:
General and administrative expenses               328,559     109,134
(Note 2)
Depreciation and amortization expense               4,212       1,210
                                               ----------  ----------
                                                  332,771     110,344
                                               ----------  ----------
Income from operations                            365,098      35,874
Other income:
Interest income                                    10,288         492
Interest expense                                  (2,365)           0
                                               ----------  ----------
Net income before income taxes                    373,021      36,366
Income tax expense:
    Current federal                                65,600           0
    Deferred federal                                    0           0
                                               ----------  ----------
                                                   65,600          --
                                               ----------  ----------
Net income                                     $  307,421  $   36,366
                                               ==========  ==========
Earnings per common share                      $    0.035  $   363.66
                                               ==========  ==========
Weighted average number of common shares        8,811,618         100
outstanding                                    ==========  ==========


The Notes to Financial Statements are an integral part of this statement


/5/


OneCap

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
FOR THE YEAR ENDED JUNE 30, 2000
(UNAUDITED)


                          Common Stock     Additional  Retained  Stockholders'
                                            paid-in    earnings      Equity
                                            capital
                       -----------------
                         Shares   Amount
                       --------- --------  ---------- ----------  -----------
Balance, June 30, 1999       100 $     --  $  19,600     (1,000)  $   18,600

November 1, 1999,      6,937,400    6,900         --          --       6,900
issuance of shares

May, 2000 issuance of  1,874,118    1,900    402,900          --     404,800
shares

Services contributed          --       --    108,000          --     108,000
by stockholders

Net loss for the year         --       --         --   (113,100)   (113,100)
ended June 30, 2000    --------- --------  ---------- ----------  -----------

Balance, June 30, 2000 8,811,618    8,800    530,500   (114,100)     425,200

Services contributed          --       --     27,000          --      27,000
by stockholders

Net income for the            --       --         --     307,421     307,421
three months    ended
September 30, 2000     --------- --------  ---------- ----------  -----------

Balance, September 30, 8,811,618 $  8,800  $ 557,500  $  193,321  $  759,621
2000                   ========= ========  ========== ==========  ===========









 The Notes to Financial Statements are an integral part of this statement


/6/


OneCap

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
                                                     Three months ended
                                             -------------------------------
                                              September 30,   September 30,
                                                  2000             1999
                                             --------------- ---------------
Cash flows from operating activities:
  Net income                                 $      307,421  $       36,366
Changes to net income not requiring cash
outlay:
Services contributed by stockholders                 27,000          27,000
    Depreciation and amortization                     4,212           1,210
Changes in:
    Accounts receivable                            (27,314)        (24,668)
    Other assets                                   (19,737)               0
    Accounts payable and other liabilities         (38,099)          22,718
    Income tax payable                               64,680               0
                                             --------------- ---------------
  Net cash provided by operating activities         318,163          62,626

Cash flows from investing activities:
    Additions to property and equipment            (74,056)         (6,577)
    Increase in notes receivable, related party    (38,002)               0
                                             --------------- ---------------
  Net cash used in investing activities           (112,058)         (6,577)
                                             --------------- ---------------
Cash flows from financing activities:
    Proceeds from note payable                      150,000               0
    Payments on note payable                        (4,805)               0
    Issuance of stock                                     0               0
                                             --------------- ---------------
  Net cash provided by financing activities         145,195               0
                                             --------------- ---------------
  Net increase in cash                              351,300          56,049
Cash at beginning of period                         492,200             200
                                             --------------- ---------------
Cash at end of period                        $      843,500  $       56,249
                                             =============== ===============
Supplemental disclosure of cash flow
information:
    Cash paid for interest expense           $        2,300  $            0
    Cash paid for income taxes               $          940  $            0
                                             =============== ===============




 The Notes to Financial Statements are an integral part of these statements


/7/


OneCap

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


1.Basis of presentation:

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

2.Related party transactions:

     a.   Note receivable, related party:

     In August, 2000, the Company signed a note receivable with Pacific Properties & Development, LLC, a company owned by a majority stockholder for $38,002. The note is secured by furniture and equipment, bears interest at 10.5% per annum with monthly principal and interest payments of $1,235 and is scheduled to mature in August, 2003.

     b.   Accounts payable:

     Accounts payable as of September 30, 2000 includes $14,664 due to Pacific Properties & Development, LLC.

     c.   Revenues:

     The majority of the Company's revenues are derived from commercial loan closings for related entities in which one stockholder has an ownership interest and loans processed for buyers in Southern Nevada who purchase homes developed by Pacific Homes and other related entities under common control. During each of the three months ended September 30, 2000 and 1999 one transaction accounted for 10% and 71 % of gross revenues, respectively.


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

     e.   Services contributed by stockholders:
     During the three months ended September 30, 2000, and 1999 two stockholders contributed their services to the company valued $27,000. Mr. Steven Molasky, CEO contributed services valued at $12,000 and Mr. Vince Hesser, President, contributed services valued at $15,000. Mr. Molasky spent approximately 8 hours per week (or 20%) and Mr. Hesser spent approximately 20 hours per week (or 50%) of their working time on Onecap business. The company estimates the annual full-time fair value compensation to be $240,000 for the CEO and $120,000 for the President. The values were determined based upon the company's estimates of reasonable compensation package for this type of company and position.

3.    Property and equipment:

     Property and equipment at September 30, 2000 and June 30,
     2000 consisted of the following:

                                              September 30,    June 30,
                                                  2000           2000
                                               (unaudited)     (audited)
                                              ------------   ------------
    Computer equipment                        $     26,700   $     26,700
    Computer software                                4,900          4,900
    Furniture and equipment                         81,788          7,800
                                              ------------   ------------
                                                   113,388         39,400
    Less accumulated depreciation                   12,264          8,100
                                              ------------   ------------
                                              $    101,124   $     31,300
                                              ============   ============

4.Note payable:

   In August, 2000, the Company signed a note payable agreement with a bank, secured by furniture and equipment, bearing interest at 9.5% per annum, and scheduled to mature in August, 2003. The note is personally guaranteed by a majority stockholder.


/9/


OneCap

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

4.Note payable (continued):

  The note payable is scheduled to mature as follows:

      For the year ending
         September 30,
      -------------------
             2001                           $     45,350
             2002                                 49,851
             2003                                 49,994
                                            ------------
       Total                                $    145,195
                                            ============

5.   Other assets:

Other assets as of September 30, 2000 consisted of a refundable deposit of $19,759 related to an operating lease agreement, for corporate office space, expiring in January, 2003 with options to renew for 20 months.

6.Commitments and contingencies:

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

6.   Commitments and contingencies (continued):

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

7.Stockholders' equity:

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


/11/


      Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.
The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.
There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-
looking statements not accompanied by such   expressions.  All
forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

Results of Operations

We generated $1,653,050 in gross revenue and $697,869 in gross revenue after payments of commissions for the quarter ending September 30, 2000, a 377% increase compared to $146,218 of gross revenue generated in the same period ending September 30, 1999. General and Administrative expenses also increased from $109,134 to $328,559 during the periods ending September 30, 1999 and 2000 respectively, a 201% increase. Pretax net income rose from $36,366 to $373,021 during the period ending September 30, 1999 to 2000 respectively, a 926% increase. Net Income after tax was $307,421 for the quarter ending September 30, 2000 compared to $36,366 for the quarter ending September 30, 1999, a 745% increase. We were an S-corporation in September 1999, and therefore had no tax effect for that quarter. Earnings per share were $0.035 for the quarter ended September 30, 2000. The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by affiliated and non-affiliated sources.


/12/


                                  Affiliated
                                  ----------

                            # of       Transaction    Average     Revenue
                         Transactions    Volume      Revenue %     Earned
                         ------------  -----------  -----------  ---------
Real Estate Commissions        2         8,642,543     1.91%       164,850

Mortgage Brokerage             0                 0     0.00%             0
                         ------------  -----------               ---------
Total Affiliated               2         8,642,543                 164,850

                                Non-Affiliated
                                --------------

                            # of       Transaction    Average     Revenue
                         Transactions    Volume      Revenue %     Earned
                         ------------  -----------  -----------  ---------
Real Estate Commissions       22        29,908,072     4.80%     1,435,195

Mortgage Brokerage            13         5,305,062     1.00%        53,005
                         ------------  -----------               ---------
Total Non-Affiliated          35        35,213,134               1,488,200
                         ------------  -----------               ---------
        Grand Total           37        43,855,677     3.77%     1,653,050
                         ============  ===========  ===========  =========

The rates and fees charged to existing customers during the quarter ending September 30, 2000 is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated during the quarter include a non-recurring property acquisition project in which the company earned a total of $476,441 in gross revenue after payment of commissions from this project. The company also assisted in the closing of a 16.3-acre, $8,011,820 land sale in which the seller was a related entity, Lake Mead Horizon LLC, and the company earned a total commission of $151,236. Although every real estate transaction is specific by nature, and thus nonrecurring, OneCap plans to continue to expand its client base and generate revenues through similar future real property transactions. During the quarter, OneCap relocated its offices to 5450 West Sahara Avenue, Second Floor, Las Vegas, Nevada 89146 and invested in additional equipment, workstations and furnishings to accommodate our anticipated expansion.

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

All investor inquiries should be directed to Mr. Vincent Hesser, President, OneCap 5450 West Sahara Avenue, Second Floor, Las
Vegas, Nevada 89146, phone 702-948-8800, fax 702-948-8801.


/13/


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


/14/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OneCap

                          (Registrant)

Date: February 6, 2001

By: /s/ Vince Hesser
       ------------------------------------
       Vince Hesser, President and Director







/15/