Form 10QSB
period 2000-12-31
ONECAP
filed 2001-02-15
CIK 1111845

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13
                              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                              1934

For the quarterly period ended: December 31, 2000

Or
[  ]                          TRANSITION REPORT PURSUANT TO SECTION 13
                              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                              1934

For the transition period from ____________ to _____________

Commission File Number:

                             OneCap
      (Exact name of registrant as specified in its charter)

            Nevada                               88-0429535
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

5450 W. Sahara Ave., 2nd Floor, Las Vegas, NV              89146
  (Address of principal executive offices)               (Zip Code)

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


/1/


                             OneCap
                  (A Development Stage Company)


                        Table of Contents

                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets December 31, 2000 (Unaudited) and June 30, 2000        4

Statements of Income For The Three Months Ended December 31,          5
2000 and 1999 (Unaudited)

Statements of Income For The Six Months Ended December 31,            6
2000 and 1999 (Unaudited)

Statements of Changes in Stockholders' Equity For The Six             7
Months Ended December 31, 2000 (Unaudited) and For The Year ended June 30, 2000 (Audited)

Statements of Cash Flows For The Six Months Ended December            8
31, 2000 and 1999 (Unaudited)

Notes to Financial Statements                                         9

Item 2. Management's Discussion and Plan of Operation                13

PART II - OTHER INFORMATION

Item 6. Exhibits                                                     15

SIGNATURES                                                           16


/2/


                             OneCap

                       FINANCIAL STATEMENTS

                        FOR PERIOD ENDING

                        December 31, 2000


/3/


OneCap

BALANCE SHEETS

DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000


                                                  As of          As of
                                               December 31,  June 30,2000
ASSETS                                            2000
                                               (Unaudited)
                                               -----------   ------------
Current assets:
  Cash                                         $   702,741   $    492,200
  Accounts receivable (net of allowance for          8,720          1,200
    doubtful accounts of $-0-
  Loan receivable, related party, current           17,750              0
    portion (Note 2)
  Income tax receivable                             67,093          1,900
                                               -----------   ------------
       Total current assets                        796,304        495,300
Loan receivable, related party, net current         21,534              0
  portion (Note 2)
Property and equipment (Notes 3 and 4)             103,346         31,300
Other assets (Note 5)                               19,759              0
                                               -----------   ------------
                                               $   940,943   $    526,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other liabilities       $    42,408   $    101,400
  Note payable, current portion (Note 4)            46,800              0
                                               -----------   ------------
       Total current liabilities                    89,208        101,400
Note payable, net current portion (Note 4)          88,554             --
            Deferred income tax payable              4,700              0
                                               -----------   ------------
       Total liabilities                           182,462        101,400
                                               -----------   ------------
Commitments and contingencies (Note 6)                  --             --
Stockholders' equity (Note 7):
  Preferred stock, $.001 par value; 5,000,000           --             --
    shares authorized, No shares issued and
    outstanding
  Common stock, $.001 par value; 20,000,000          8,800          8,800
    shares authorized, 8,811,618 shares issued
    and outstanding
  Additional paid-in capital                       584,500        530,500
  Retained earnings                                165,181      (114,100)
                                               -----------   ------------
                                                   758,481        425,200
                                               -----------   ------------
                                               $   940,943   $    526,600
                                               ===========   ============


The Notes to Financial Statements are an integral part of these statements.


/4/


OneCap

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)

                                             Three months ended December 31
                                                    2000          1999
                                                -----------   -----------
Revenues:
Loan fees and commission revenue                $    75,459   $    30,294
Loan fees and commission revenue,                   252,154       308,888
  related parties (Note 2)
Less commission expense                            (38,462)             0
                                                -----------   -----------
                                                    289,151       339,182
                                                -----------   -----------
Expenses:
General and administrative expenses (Note 2)        315,637       256,689
Depreciation and amortization expense                 5,844         3,090
                                                -----------   -----------
                                                    321,481       259,779
                                                -----------   -----------
Income(loss) from operations                       (32,330)        79,403
Other income (expense):
Interest income                                      12,125         2,208
Interest expense                                      2,079             0
Net income(loss) before income taxes               (22,284)        81,611
Income tax expense:
     Current federal                                  1,156         3,700
     Deferred federal                                 4,700             0
                                                -----------   -----------
                                                    (5,856)         3,700
                                                -----------   -----------
Net income(loss)                                $  (28,140)   $    77,911
                                                ===========   ===========
Earnings per common share                       $   (0.003)   $     0.017
                                                ===========   ===========
Weighted average number of common                 8,811,618     4,599,832
  shares outstanding                            ===========   ===========


The Notes to Financial Statements are an integral part of these statements


/5/


OneCap

STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)

                                               Six months ended December 31

                                                    2000          1999
                                                -----------   -----------
Revenues:
Loan fees and commission revenues               $ 1,563,659   $    72,466
Loan fees and commission revenue,                   417,004       412,934
  related parties(Note 2)
Less commission expense                           (993,643)             0
                                                -----------   -----------
                                                    987,020       485,400
                                                -----------   -----------
Expenses:
General and administrative expenses (Note 2)        644,196       365,823
Depreciation and amortization expense                10,056         4,300
                                                -----------   -----------
                                                    654,252       370,123
                                                -----------   -----------
Income from operations                              332,768       115,277
Other income (expense):
Interest income                                      22,413         2,700
Interest expense                                    (4,444)             0
                                                -----------   -----------
Net income before income taxes                      350,737       117,977
                                                -----------   -----------
Income tax expense:
     Current federal                                 66,756         3,700
     Deferred federal                                 4,700             0
                                                -----------   -----------
                                                     71,456         3,700
                                                -----------   -----------
Net income                                      $   279,281   $   114,277
                                                ===========   ===========
Earnings per common share                       $     0.032   $      0.05
                                                ===========   ===========
Weighted average number of common shares          8,811,618     2,299,999
  outstanding                                   ===========   ===========


The Notes to Financial Statements are an integral part of these statements


/6/


OneCap

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000(UNAUDITED) AND
FOR THE YEAR ENDED JUNE 30, 2000(AUDITED)



                           Common Stock    Additional  Retained  Stockholders'
                                            paid-in    earnings     Equity
                                            capital
                         ----------------
                          Shares   Amount
                       ---------  -------  ---------  ---------  -------------
Balance, June 30, 1999       100  $    --  $  19,600    (1,000)  $      18,600

November 1, 1999,      6,937,400    6,900         --         --          6,900
  issuance of shares

May, 2000 issuance of  1,874,118    1,900    402,900         --        404,800
  shares

Services contributed          --       --    108,000         --        108,000
  by stockholders

Net loss for the year         --       --         --  (113,100)      (113,100)
  ended June 30, 2000
                       ---------  -------  ---------  ---------  -------------
Balance, June 30, 2000 8,811,618    8,800    530,500  (114,100)        425,200

Services contributed          --       --     54,000         --         54,000
  by stockholders

Net income for the            --       --         --    279,281        279,281
  six months ended
  December 31 2000
                       ---------  -------  ---------  ---------  -------------
Balance, December 31,  8,811,618  $ 8,800  $ 584,500  $ 165,181  $     758,481
  2000                 =========  =======  =========  =========  =============


/7/


OneCap

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)
                                                     Six months ended
                                               December 31,    December 31,
                                                   2000            1999
                                              --------------  --------------
Cash flows from operating activities:
  Net income                                  $      279,281  $      114,277
Changes to net income not requiring cash outlay:
Services contributed by stockholders                  54,000          54,000
  Depreciation and amortization                       10,056           4,300
Changes in:
  Accounts receivable                                (7,482)           2,044
  Other assets                                      (19,759)        (13,626)
  Accounts payable and other liabilities            (59,038)         121,512
  Interest receivable                                (1,284)               0
  Deferred tax liability                               4,700               0
  Income tax receivable                             (65,193)               0
  Income tax payable                                       0           3,700
                                              --------------  --------------
 Net cash provided by operating activities           195,281         286,207
                                              --------------  --------------
Cash flows from investing activities:
  Additions to property and equipment               (82,073)         (8,065)
  Increase in notes receivable, related party       (38,000)               0
                                              --------------  --------------
 Net cash used in investing activities             (120,073)         (8,065)
                                              --------------  --------------
Cash flows from financing activities:
  Proceeds from note payable                         150,000               0
  Payments on note payable                          (14,646)               0
  Issuance of stock                                        0           6,938
                                              --------------  --------------
 Net cash provided by financing activities           135,354           6,938
                                              --------------  --------------
 Net increase in cash                                210,562         285,080
Cash at beginning of period                          492,179             200
                                              --------------  --------------
Cash at end of period                         $      702,741  $      285,280
                                              ==============  ==============
Supplemental disclosure of cash flow information:
  Cash paid for interest expense              $        4,444  $            0
                                              ==============  ==============
  Cash paid for income taxes                  $      132,140  $            0
                                              ==============  ==============
Schedule of noncash activities:
  Services contributed by stockholders        $       54,000  $       54,000
                                              ==============  ==============


The Notes to Financial Statements are an integral part of these statements


/8/


OneCap

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)


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

 Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

2.Related party transactions:

  a. Note receivable, related party:

In August, 2000, the Company signed a note receivable with Pacific Properties & Development,LLC, a company owned by a majority stockholder for $38,002. The note is secured by furniture and equipment, bears interest at 10.5% per annum with monthly principal and interest payments of $1,235 and is scheduled to mature in August, 2003. The balance as of December 31, 2000 includes accrued interest totaling $1,284.

  b. Revenues:

   The majority of the Company's revenues are derived from commercial loan closings for related entities in which one stockholder has an ownership interest and loans processed for buyers in Southern Nevada who purchase homes developed by Pacific Homes and other related entities under common control. During each of the six month periods ending December 31, 2000 and 1999, three transactions accounted for 19% and 67% of gross revenues, respectively.


/9/


OneCap

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)

2.   Related party transactions (continued):

  c.  Office space:

      During the six months ended December 31, 1999, the Company leased office space from an affiliated partnership on a month-to-month basis. The total rent paid for office space was $19,998 for the six months ended December 31, 1999.

  d.   Services contributed by stockholders:

      During the six months ended December 31, 2000, and 1999 two stockholders contributed their services to the company valued $54,000 during each of the six months then ended. Mr. Steven Molasky, CEO contributed services valued at $24,000 and Mr. Vince Hesser, President, contributed services valued at $30,000. Mr. Molasky spent approximately 8 hours per week (or 20%) and Mr. Hesser spent approximately 20 hours per week (or 50%) of their working time on Onecap business. The company estimates the annual full-time fair value compensation to be $240,000 for the CEO and $120,000 for the President. The values were determined based upon the company's estimates of a reasonable compensation package for this type of company and position.

3.  Property and equipment:

     Property and equipment at December 31, 2000 and June 30,
     2000 consisted of the following:

                                   December 31, 2000     June 30, 2000
                                      (unaudited)          (audited)
                                   -----------------     -------------
    Computer equipment             $          26,700     $      26,700
    Computer software                          4,900             4,900
    Furniture and equipment                   89,855             7,800
                                   -----------------     -------------
                                             121,455            39,400
    Less accumulated depreciation             18,109             8,100
                                   -----------------     -------------
                                   $         103,346     $      31,300
                                   =================     =============

4.  Note payable:

   In August, 2000, the Company signed a note payable agreement with a bank, secured by furniture and equipment, bearing interest at 9.5% per annum, and scheduled to mature in August, 2003. The note is personally guaranteed by a majority stockholder.


/10/


OneCap

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)

4.Note payable (continued):

  The note payable is scheduled to mature as follows:

    For the year ending
        December 31,
    -------------------
            2001                               $      46,800

            2002                                      51,449

            2003                                      37,105
                                               -------------
           Total                               $     135,354

5.   Other assets:
  Other assets as of December 31, 2000 consisted of a refundable deposit of $19,759 related to an operating lease agreement, for corporate office space, expiring in January 2003 with options to renew for 20 months.

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

  Stock option plan:

   On  July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less then 100% of current FMV of the stock price) may be fixed by the Board of Directors at its sole discretion. Through December 31, 2000 no stock options have been issued.


/11/


OneCap

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)

6.   Commitments and contingencies (continued):

 Lease agreement:

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


/12/


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


Results of Operations

OneCap generated $327,613 in gross revenue for the quarter ending December 31, 2000, compared to $339,182 of gross revenue generated in the same period ending December 31, 1999. General and Administrative expenses increased from $256,689 to $315,637 during the periods ending December 31, 1999 and 2000 respectively. Net Income(Loss) after tax was ($28,140) for the quarter ending December 31, 2000 compared to $77,911 for the quarter ending December 31, 1999. Earnings(Loss) per share was ($0.003) for the quarter ended December 31, 2000 compared to $0.017 for the comparable quarter ending 1999.

For the six month period ending December 31, 2000, OneCap generated $1,980,663 in gross revenues and $987,020 in gross revenues after commission expense, compared to $485,400 in the comparable six month period ending December 31, 1999, a 103% increase after commission expense. General and Administrative expenses increased from $365,823 to $644,196 during the six month periods ending December 31, 1999 and 2000 respectively. Net Income before tax increased from $117,977 to $350,737 and Net Income after tax increased from $114,277 to $279,281 for the same comparable six month period ending December 31, 1999 and 2000 respectively. Earnings per share were $0.032 for the six month period ending December 31, 2000 and $0.050 for the comparable period in 1999. The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by affiliated and non-affiliated sources.

                                        Affiliated

                             # of      Transaction   Average   Revenue
                         Transactions    Volume $   Revenue %  Earned $
                         ------------  -----------  ---------  --------
Real Estate Commissions        6         4,969,364       2.17   107,779

Mortgage Brokerage             1        28,875,000       0.50   144,375
                         ------------  -----------              -------
Total Affiliated               7        33,844,364              252,154


/13/


                                      Non-Affiliated

                             # of      Transaction   Average   Revenue
                         Transactions    Volume $   Revenue %  Earned $
                         ------------  -----------  ---------  --------
Real Estate Commissions        8         1,705,171       3.12    53,196

Mortgage Brokerage             7         2,111,480       1.05    22,263
                         ------------  -----------             --------
Total Non-Affiliated          15         3,816,651               75,459
                         ------------  -----------             --------
          Grand Total         22        37,661,015       0.87   327,613

The rates and fees charged to existing customers during the quarter ending December 31, 2000 is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated include a $144,375 placement fee earned on the procurement of a $28,875,000 construction loan for a 404-unit to-be-built luxury apartment complex for a related entity, Lake Mead Horizon Apartments, LLC, during the quarter ended December 31, 2000. The Company also assisted in the closing of a 25-acre, $4,400,000 land sale in which the seller was a related entity, Lake Mead Horizon LLC, and the company earned a total commission of $89,360.

During the quarter ending December 31, 2000, the Company entered into a contingency home agreement with John Laing Homes of Nevada
(JLHN), whereby JLHN will provide home sale listing referrals to the company from potential homebuyers visiting a JLHN sales office in Las Vegas. When a potential homebuyer visits a JLHN sales office, but has an existing home to sell, JLHN will refer those clients to the Company to have their existing home listed and sold to facilitate a JLHN new home purchase. The Company will also be allowed to market this service via advertising boards in each JLHN sales office. The agreement terms allow for a one-year term, mutually extended or canceled with 30 days written notice. JLHN is a division of WL Homes LLC, a homebuilding company formed in 1998 when John Laing Homes and Watt Homes merged. WL Homes LLC has eight divisions in six states operating under the name John Laing Homes, and closed a total of 2,245 homes in 1999 with a combined revenue of $515M.


Future Business

During the next year, OneCap plans on expanding its client base to obtain suitable revenue growth to consistently maintain each of its four divisions: Commercial Realty, Commercial Financing, Home Realty, and Home Financing. Currently, the Company maintains offices in Las Vegas, Nevada and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products and obtaining the ability to provide services in other markets. At the end of the quarter ended December 31, 2000, the company had contracts with 17 independent realtor agents who provide commercial and residential realty services to OneCap's clients. We expect to continue to grow the number of independent agents it has contracted with in the future.

The Company also anticipates attempting to procure more contracts with local homebuilders, under similar terms and conditions as the agreement with John Laing Homes of Nevada.


Liquidity and Capital Resources

Based on the December 31, 2000 quarter ending cash balance of $702,741 and the net income generated during the quarter, the company has sufficient liquidity to continue its current operations.

All investor inquiries should be directed to Mr. Vincent Hesser, President, OneCap 5450 West Sahara Avenue, Second Floor, Las
Vegas, Nevada 89146, phone 702-948-8800, fax 702-948-8801.


/14/


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


/15/


                           SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OneCap
                          (Registrant)


Date: February 15, 2001
      -----------------



By: /s/ Vince Hesser
    ---------------
    Vince Hesser, President and Director


/16/