Form 10QSB
period 2001-03-31
ONECAP
filed 2001-05-01
CIK 1111845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO  __________


Commission File Number 0-31369

                                     OneCap
        (Exact name of small business issuer as specified in its charter)



           Nevada                                           88-0429535
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



5450 West Sahara Avenue, 2nd Floor
Las Vegas, Nevada                                                       89146
(Address of principal executive offices)                              (Zip Code)

                                 (702) 948-8800
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 1, 2001, the issuer had issued and outstanding 8,811,618 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes __      No X
                                                                         ---

                                TABLE OF CONTENTS


Part I.  Financial Information
                                                                            Page
                                                                             No.
         1.       Financial Statements

                  Unaudited Condensed Balance Sheets as of March 31, 2001
                  and June 30, 2000...........................................3

                  Unaudited Condensed Statements of Operations for
                  the Three Months ended March 31, 2001 and 2000..............4

                  Unaudited Condensed Statements of Income for
                  the Nine Months ended March 31, 2001 and 2000...............5

                  Statements of Changes in Stockholders' Equity for
                  the Nine Months Ended March 31, 2001 and the
                  Year Ended June 30, 2000....................................6

                  Statements of Cash Flows for the Nine Months Ended
                  March 31, 2001 and 2000.....................................7

                  Notes to Unaudited Condensed Financial Statements...........8

         2.       Management's Discussion and Plan of Operation..............12


Part II. Other Information...................................................14

         5.       Other Information..........................................14

         6.       Exhibits and Reports on Form 8-K...........................14

Signatures        ...........................................................15

                                     Part I

Item 1.           Financial Statements

                                     OneCap

                                 Balance Sheets
                  March 31, 2001 (Unaudited) and June 30, 2000


                                                                                       As of                 As of
                                                                                      March 31,          June 30, 2000
                                                                                        2001
                                                                                     (Unaudited)
Assets
                                                                                   -------------------------------------
Current assets:
   Cash                                                                            $       1,171,841   $        492,200
   Accounts receivable (net of allowance for doubtful accounts of $-0-)                       37,797              1,200
   Note and Loans receivable, related parties, current portion (Note 2)                       35,543                  0
   Income tax receivable                                                                           0              1,900
                                                                                   -------------------------------------
           Total current assets                                                            1,245,181            495,300
Note receivable, related party, net current portion (Note 2)                                  20,882                  0
Property and equipment (Notes 3 and 4)                                                       152,519             31,300
Other assets (Note 5)                                                                         19,759                  0
                                                                                   -------------------------------------
                                                                                   $       1,438,341   $        526,600
                                                                                   =====================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and other liabilities                                          $          92,756   $        101,400
   Income tax payable                                                                        111,577                  0
   Note payable, current portion (Note 4)                                                     47,853                  0
                                                                                   -------------------------------------
            Total current liabilities                                                        252,186            101,400
Note payable, net current portion (Note 4)                                                    76,145                 --
Deferred income tax payable                                                                    4,700                  0
                                                                                   -------------------------------------
            Total liabilities                                                                333,031            101,400
                                                                                   -------------------------------------
Commitments and contingencies (Note 6)                                                            --                 --
Stockholders' equity (Note 7):
   Preferred stock, $.001 par value; 5,000,000 shares authorized,                                 --                 --
         No shares issued and outstanding
   Common stock, $.001 par value; 20,000,000 shares authorized,                                8,800              8,800
         8,811,618 shares issued and outstanding
   Additional paid-in capital                                                                596,500            530,500
   Retained earnings (accumulated deficit)                                                   500,010           (114,100)
                                                                                   -------------------------------------
                                                                                           1,105,310            425,200
                                                                                   -------------------------------------
                                                                                   $       1,438,341   $        526,600
                                                                                   =====================================




   The Notes to Financial Statements are an integral part of these statements

                                     OneCap

                            Statements of Operations
               For The Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                           Three months ended March 31
                                                                             2001              2000
                                                                         ---------------  --------------

Revenues:
Loan fees and commission revenue                                            $   339,455     $    45,582
Loan fees and commission revenue, related parties (Note 2)                      719,000         100,086
Less commission expense                                                        (219,078)         (7,108)
                                                                         ---------------  --------------
                                                                                839,377         138,560
                                                                         ---------------  --------------
Expenses:
General and administrative expenses (Note 2)                                    325,570         231,222
Depreciation and amortization expense                                             6,817           2,581
                                                                         ---------------  --------------
                                                                                332,387         233,803
                                                                         ---------------  --------------
Income (loss) from operations                                                   506,990         (95,243)
Other income (expense):
Interest income                                                                   9,570           1,513
Interest expense                                                                 (3,061)              0
                                                                         ---------------  --------------
Net income (loss) before income taxes                                           513,499         (93,730)
                                                                         ---------------  --------------
Income tax expense:
         Current federal                                                        178,670               0
         Deferred federal                                                             0
                                                                                                      0
                                                                         ---------------  --------------
                                                                                178,670               0
                                                                         ---------------  --------------
Net income (loss)                                                           $   334,829     $   (93,730)
                                                                         ===============  ==============
Earnings per common share                                                   $     0.038     $    (0.014)
                                                                         ===============  ==============
Weighted average number of common shares outstanding                          8,811,618       6,937,500
                                                                         ===============  ==============





   The Notes to Financial Statements are an integral part of these statements

                                     OneCap

                              Statements of Income
                For The Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                             Nine months ended March 31
                                                                               2001              2000
                                                                          ----------------  -------------

Revenues:
Loan fees and commission revenues                                           $   1,895,519   $    118,048
Loan fees and commission revenue, related parties (Note 2)                      1,143,599        513,020
Less commission expense                                                        (1,212,721)        (7,108)
                                                                          ----------------  -------------
                                                                                1,826,397        623,960
                                                                          ----------------  -------------
Expenses:
General and administrative expenses (Note 2)                                      969,766        597,045
Depreciation and amortization expense                                              16,873          6,881
                                                                          ----------------  -------------
                                                                                  986,639        603,926
                                                                          ----------------  -------------
Income from operations                                                            839,758         20,034
Other income (expense):
Interest income                                                                    31,983          4,213
Interest expense                                                                   (7,505)             0
                                                                          ----------------  -------------
Net income before income taxes                                                    864,236         24,247
                                                                          ----------------  -------------
Income tax expense:
         Current federal                                                          245,426          3,700
         Deferred federal                                                           4,700              0
                                                                          ----------------  -------------
                                                                                  250,126          3,700
                                                                          ----------------  -------------
Net income                                                                  $     614,110   $     20,547
                                                                          ================  =============
Earnings per common share                                                   $        0.07   $      0.005

                                                                          ================  =============
Weighted average number of common shares outstanding                            8,811,618      3,823,266
                                                                          ================  =============





   The Notes to Financial Statements are an integral part of this statement.

                                     OneCap

                  Statements of Changes in Stockholders' Equity
            For The Nine Months Ended March 31, 2001 (Unaudited) and
                   For The Year Ended June 30, 2000 (Audited)



                                                     Common Stock             Additional
                                                                               Paid-in        Retained      Stockholders'
                                                                               capital        earnings          Equity
                                             ----------------------------
                                                Shares             Amount
                                             --------------   -----------    --------------------------    --------------
Balance, June 30, 1999                                  100   $        --    $      19,600      (1,000)    $      18,600

November 1, 1999, issuance of                     6,937,400         6,900               --          --             6,900
shares
May, 2000 issuance of shares                      1,874,118         1,900          402,900          --           404,800

Services contributed by stockholders                     --            --          108,000          --           108,000

Net loss for the year ended June 30, 2000                --            --               --    (113,100)         (113,100)
                                             --------------   -----------    --------------------------    --------------
Balance, June 30, 2000                            8,811,618         8,800          530,500    (114,100)          425,200

Services contributed by stockholders                     --            --           66,000          --            66,000

Net income for the nine months ended March
31 2001                                                  --            --               --     614,110           614,110
                                             --------------   -----------    --------------------------    --------------
Balance, March 31, 2001                           8,811,618   $     8,800    $     596,500   $ 500,010     $   1,105,310
                                             ==============   ===========    =============   ==========    ==============






   The Notes to Financial Statements are an integral part of these statements

                                     OneCap

                            Statements of Cash Flows
                For The Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                        Nine months ended
                                                                           ---------------------------------------------
                                                                              March 31, 2001         March 31, 2000
                                                                           ---------------------- ----------------------
Cash flows from operating activities:
  Net income                                                               $             614,110  $              20,547
Changes to net income not requiring cash outlay:
    Services contributed by stockholders                                                  66,000                 81,000
    Depreciation and amortization                                                         16,873                  6,881
Changes in:
    Accounts receivable                                                                  (36,559)                 7,391
    Other assets                                                                         (19,759)                   500
    Accounts payable and other liabilities                                                (8,644)                34,938
    Deferred tax liability                                                                 4,700                      0
    Income tax receivable                                                                  1,900                      0
    Income tax payable                                                                   111,577                  3,700
                                                                           ---------------------- ----------------------
  Net cash provided by operating activities                                              750,198                154,957
                                                                           ---------------------- ----------------------
Cash flows from investing activities:
    Additions to property and equipment                                                 (138,109)                (9,794)
    Increase in notes receivable, related parties                                        (56,425)                     0
                                                                           ---------------------- ----------------------
  Net cash used in investing activities                                                 (194,534)                (9,794)
                                                                           ---------------------- ----------------------
Cash flows from financing activities:
    Proceeds from note payable                                                           150,000                      0
    Payments on note payable                                                             (26,002)                     0
                                                                           ---------------------- ----------------------
  Net cash provided by financing activities                                              123,998                      0
                                                                           ---------------------- ----------------------
  Net increase in cash                                                                   679,662                145,163
Cash at beginning of period                                                              492,179                    200
                                                                           ---------------------- ----------------------
Cash at end of period                                                      $           1,171,841  $             145,363
                                                                           ====================== ======================
Supplemental disclosure of cash flow information:
    Cash paid for interest expense                                         $               7,505  $                   0
                                                                           ====================== ======================
    Cash paid for income taxes                                             $             132,140  $               3,700
                                                                           ====================== ======================
Schedule of noncash activities:
   Services contributed by stockholders                                             $     66,000            $    81,000
                                                                           ====================== ======================



   The Notes to Financial Statements are an integral part of these statements

                                     OneCap

                          Notes To Financial Statements
          For The Nine Months Ended March 31, 2001 And 2000 (Unaudited)

1.   Basis of presentation:

     As permitted by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and notes have been condensed or omitted and, therefore, do not contain all disclosures required by generally accepted accounting principles. For additional disclosures, refer to the Registration Statement filed by the Company on Form 10-SB and the audited financial statements of the Company for the year ended June 30, 2000 ("Fiscal 2000") included in that Registration Statement.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The Company believes that the following disclosures are adequate to make the information presented not misleading.

     Earnings per share:

     The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At March 31, 2001, all of the 232,500 stock options were excluded from the computation of diluted earnings per share because they were antidilutive.

     Results of the interim periods are not necessarily indicative of those to be expected for the full year.

     Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

2.   Related party transactions:

     a. Note and loans receivable, related parties:

     In August 2000, the Company signed a note receivable with Pacific Properties & Development LLC, a company owned by a majority stockholder for $38,002. The note is secured by furniture and equipment, bears interest at 10.5% per annum with monthly principal and interest payments of $1,235 and is scheduled to mature in August 2003. The balance as of March 31, 2001 totaled $31,868.

     Loans receivable, related parties consists of advances to employees totaling $24,557.

                                     OneCap

             Notes to Financial Statements for the Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)

2.   Related party transactions (continued):

     b.  Revenues:

     The majority of the Company's revenues are derived from commercial loan closings for related entities in which one stockholder has an ownership interest and loans processed for buyers in Southern Nevada who purchase homes developed by Pacific Homes and other related entities under common control. Five transactions accounted for 31% and three transactions accounted for 52% of gross revenues for the periods ended March 31, 2001 and 2000, respectively.

     c.  Office Space:

     During the nine months ended March 31, 2000, the Company leased office space from an affiliated partnership on a month-to-month basis. The total rent paid for office space was $31,687 for the nine months ended March 31, 2000.

     d.  Services contributed by stockholders:

     During the nine months ended March 31, 2001, and 2000 two stockholders contributed their services to the company valued at $66,000 and $81,000, respectively. Mr. Steven Molasky, CEO contributed services valued at $36,000 for each period and Mr. Vince Hesser, President, contributed services valued at $30,000 and $45,000, respectively. Mr. Molasky spent approximately 8 hours per week (or 20%) and Mr. Hesser spent approximately 20 hours per week (or 50%) of their working time on OneCap business. The Company estimates the annual full-time fair value compensation to be $240,000 for the CEO and $120,000 for the President. The values were determined based upon the company's estimates of a reasonable compensation package for this type of company and position.

3.   Property and equipment:

     Property and equipment at March 31, 2001 and June 30, 2000 consisted of the following:

                                            March 31,         June 30,
                                              2001              2000
                                          (unaudited)        (audited)
                                         -------------    --------------
       Computer equipment                  $   26,700        $   26,700
       Computer software                        4,900             4,900
       Furniture and equipment                145,844             7,800
                                         -------------    --------------
                                              177,444            39,400
       Less accumulated depreciation           24,925             8,100
                                         -------------    --------------
                                           $  152,519        $   31,300
                                         =============    ==============

                                     OneCap

             Notes to Financial Statements for the Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)

4.   Note payable:

     In August 2000, the Company signed a note payable agreement with a bank, secured by furniture and equipment, bearing interest at 9.5% per annum, and scheduled to mature in August 2003. The note is personally guaranteed by a majority stockholder. The note payable is scheduled to mature as follows:

         For the year ending
              March 31,
       -------------------------
                 2002                                              $    47,853
                 2003                                                   52,680
                 2004                                                   23,465
                                                           --------------------
                Total                                              $   123,998
                                                           ====================

5.   Other assets:

     Other assets as of March 31, 2001 consisted of a refundable deposit of $19,759 related to an operating lease agreement for corporate office space, expiring in January 2003 with options to renew for 20 months.

6.   Commitments and contingencies:

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

     Stock option plan:

     On July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which include, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less than 100% of current fair market value of the stock price) may be fixed by the Board of Directors at its sole discretion. Through March 31, 2001, 232,500 stock options have been granted and will be vested at 100% in twenty-four months on January 2, 2003.

                                     OneCap

             Notes to Financial Statements for the Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)

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

7.   Stockholders' equity:

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

     Warrants and options:

     There are 232,500 options outstanding to acquire additional shares of common stock.

Item 2. Management's Discussion and Plan of Operation

Special Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by these forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying those expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, the words "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be some forward-looking statements not accompanied by these expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

OneCap (or the "Company"), a Nevada corporation, was incorporated on June 7, 1999. We are a full service realty and mortgage company specializing in both residential and commercial transactions. Our goal is to create a one-stop, full-service real estate company that can coordinate and handle all types of transactions from start to finish. We assist clients in home sales, home purchases, home mortgages, commercial property acquisitions, commercial property dispositions, commercial financing, commercial leasing, and other related real estate services. Our management team brings many years of experience in real estate service to our clients.

Results of Operations

OneCap generated $1,058,455 in gross revenue for the quarter ended March 31, 2001, a 626% increase compared to $145,668 of gross revenue generated in quarter ended March 31, 2000. Net revenues after payment of commission expense were $839,377 for the current quarter, compared to $138,560 for the comparable quarter last year, a 505% increase. General and administrative expenses increased from $231,222 to $325,570 during the periods ended March 31, 2000 and 2001 respectively. Net income before tax was $513,499 for the quarter ended March 31, 2001 compared to a $93,730 net loss for the comparable quarter in 2000. Net income after tax was $334,829 for the quarter ended March 31, 2001 compared to a $93,730 net loss for the comparable quarter in 2000. Earnings per share were $0.038 for the quarter ended March 31, 2001 compared to a loss per share of $0.014 for the comparable quarter last year.

For the nine-month period ended March 31, 2001, OneCap generated $3,039,118 in gross revenues and $1,826,397 in net revenues after commission expense, compared to $631,068 in gross revenues and $623,960 in net revenues after commission expense in the comparable nine-month period in 2000, a 381% increase in gross revenues and a 192% increase in net revenues after commission expense. General and administrative expenses increased 62% from $597,045 to $969,766 during the nine-month periods ended March 31, 2000 and 2001 respectively. Net income before tax increased from $24,247 to $864,236, a 3,464% increase and net income after tax increased from $20,547 to $614,110, a 2,888% increase for the nine-month periods ended March 31, 2000 and 2001 respectively. Earnings per share were $0.070 for the nine-month period ended March 31, 2001 and $0.005 for the comparable period ended March 31, 2000.

The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by affiliated and non-affiliated sources for the quarter ended March 31, 2001.

                                                              Affiliated

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
Real Estate Commissions                        5               $ 9,329,816           4.70%         $  438,430
Mortgage Brokerage                             4               $67,118,000           0.42%         $  280,570
                                               -               -----------                         ----------
Total Affiliated                               9               $76,447,816           0.94%         $  719,000

                                                              Non-Affiliated

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
Real Estate Commissions                       10               $7,678,133            4.08%         $  313,512
Mortgage Brokerage                             9               $1,163,718            2.23%         $   25,943
                                               -               ----------                          ----------
Total Non-Affiliated                          19               $8,841,851            3.84%         $  339,455

Total                                         28               $85,289,667           1.24%         $1,058,455
                                                               ===========                        ===========

The rates and fees charged to existing customers during the quarter ended March 31, 2001 are expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated include a $381,840 commission earned and paid from the listing and sale of an existing apartment project in Las Vegas, Nevada in which a related entity purchased the property. Two other separate property acquisition transactions in which OneCap acted on behalf of the buyer resulted in commissions paid in the amounts of $100,000 and $124,537 for procuring the properties. OneCap's mortgage division also entered into an agreement to procure a permanent loan for a related entity, in which OneCap earned a $177,000 placement fee on a $35,400,000 non-recourse, 10-year loan for an existing apartment property.

Future Business

During the next year, OneCap plans on expanding its client base to obtain suitable revenue growth to consistently maintain each of its four divisions:
Commercial Realty, Commercial Financing, Home Realty, and Home Financing. Currently, the Company maintains offices in Las Vegas, Nevada and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products and obtaining the ability to provide services in other markets. At the end of the quarter ended March 31, 2001, the Company had contracts with 41 independent realtor agents who provide commercial and residential realty services to OneCap's clients. The number of agents has more than doubled during this quarter from the 17 agents the Company had at the end of December 2000. We expect to continue to grow the number of independent agents we have contracted with.

Liquidity and Capital Resources

At March 31, 2001 the Company had cash of $1,171,841 as compared with cash of $492,200 at June 30, 2000. The increase in cash is attributable to the cash flow provided by operations of the Company. The Company will utilize its cash to continue to fund expansion of its four divisions through increasing contracted independent agents affiliated with the Company, and increasing public awareness and exposure through increased advertising and public relations. The Company believes it has sufficient liquidity and cash to continue its current operations.

                           Part II - Other Information

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits Required by Item 601 of Regulation S-B

                  No exhibits are filed with this report.

             (b)  Reports on Form 8-K

                  The Company filed no current Reports on Form 8-K in the quarter ended March 31, 2001.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OneCap




Date: April __, 2001                         By:      /s/
                                                  ------------------------------
                                                      Vince Hesser, President