Form 10KSB
period 2001-06-30
ONECAP
filed 2001-10-01
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
 X       Annual report under section 13 or 15(d) of the Securities Exchange Act
---      of 1934 for the fiscal year ended June 30, 2001


__       Transition report under section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period ended --------------

Commission File Number: 0-31369

                                     OneCap
                 (Name of small business issuer in its charter)

         Nevada                                          88-0429535
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5450 West Sahara Avenue, 2nd Floor, Las Vegas, Nevada                    89146
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number (702) 948-8800

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: $0.001 par value per share, 20,000,000 shares authorized

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes __ No X

The registrant had revenues of $2,823,741 during the year ended June 30, 2001.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $1,251,306.00 on September 17, 2001 based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board.

On September 17, 2001, the registrant had 8,811,618 shares of common stock, par value $.001, issued and outstanding.


                     Transitional Small Business Disclosure
                               Format (Check one):
                                   Yes __ No X
                                            ---

                                TABLE OF CONTENTS


PART I
                                                                            Page

Item 1.  Description of Business                                              3

Item 2.  Properties                                                           11

Item 3.  Legal Proceedings                                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

PART II

Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                             11

Item 6.  Management's Discussion and Analysis or Plan of Operation            12

Item 7.  Financial Statements                                                 14

Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               14

Item 10. Executive Compensation                                               17

Item 11. Security Ownership of Certain Beneficial Owners and Management       19

Item 12. Certain Relationships and Related Transactions                       19

Item 13. Exhibits and Reports on Form 8-K                                     22

Signatures                                                                    24

Financial Statements and Schedules                                           F-1

                                     PART I

Item 1.     Description of Business

Overview

         OneCap was incorporated in Nevada on June 7, 1999. OneCap is a full-service firm providing real estate and mortgage brokerage services to real estate owners, buyers, tenants, and investors. Based on its management's extensive knowledge of the real estate and mortgage brokerage markets, OneCap serves as a single-source provider of full range solutions for its client's real estate needs. OneCap provides the following real estate services: (i) homebuyer representation, (ii) seller representation, (iii) land sales or purchases, (iv) commercial property sales or purchases, (v) mortgage loans for homeowners, (vi) commercial mortgages, (vii) construction loans, (viii) land loans, (ix) mezzanine financing, (x) development loans and (xi) equity and corporate financing. In addition to a physical office location, the Company has developed an Internet website for complementary operations at the URL address www.onecap.com.

         OneCap's mission is to provide its clients with exceptional customer service in delivering financial and real estate products of superior value and quality at competitive prices. The Company's objectives include (i) building a brand name franchise, (ii) increasing market penetration; (iii) becoming a "one-stop-shop" for real estate transactions; and (iv) introducing new financing products, which satisfy the needs of current clients and attract new clients.

         Strong improvements in commercial and residential real estate market fundamentals (i.e., supply, demand, vacancy rates, rental rates, quality, and price) have contributed to increased property values in the Southwestern United States. Management of the Company believes that the continued growth in the Nevada real estate markets, especially the Las Vegas market, and the trends described below provide growth opportunities for OneCap.

         Users of commercial real estate services have recently demonstrated a desire to use a smaller number of real estate firms capable of providing a full range of services across multiple business segments. The ability to offer a full range of services requires investment in corporate infrastructure, including information technology and personnel training. Management of OneCap believes that the Company has the corporate infrastructure, technology, experience, and personnel adequate to be a full-service provider of real estate services.

         Continual technological advancements require real estate companies to adapt to changes or, alternatively, remain stagnant. In particular, realtors face the challenge of integrating the Internet into the traditional business model.

         Real estate investors and developers have long been operating across state boundaries, often acquiring and developing real estate in multiple states during the course of a year. Typically, various parties exchanged volumes of information via phone and fax. With the advent of the Internet, geographic boundaries are expanding even further. Now, a company servicing the demands of real estate investors and developers benefits from being accessible via the Internet. Consequently, real estate companies can serve larger market areas with virtually the same efficiency and expertise as they would provide in a local neighborhood market.

         Management of the Company has developed several strategic alliances with local and regional companies to provide comprehensive real estate services. In particular, OneCap has alliances with wholesale mortgage lenders to whom the Company delivers mortgage loans. The Company originates and processes all of the loans, and submits them to the wholesale company to underwrite, approve, close, and fund based on lender-specific, Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Housing Administration ("FHA"), and Veterans Administration ("VA") guidelines. The Company's strategic alliances with wholesale lenders allow it to originate loans based on a pre-determined, agreed-upon set of underwriting guidelines and pricing models that may be superior to those of the Company's competition.

OneCap Business Operations

         OneCap simplifies real estate transactions by offering multiple services under one roof. To a large extent, OneCap accomplishes this by forming strategic alliances with other related service companies involved in the real estate process. The client can search for a property, sell a property, apply for any type of loan, or ask for any other related real estate service all in one location or via the Internet. There are two distinct divisions of OneCap: (1) real estate brokerage and (2) mortgage brokerage service.

Real Estate Brokerage

         The real estate division of OneCap ("OneCap Realty") provides brokerage services for both commercial and residential markets. The Company markets, buys or sells the following on behalf of its clients and itself: o Apartments, industrial, office, and retail buildings; o Multi- and single-family residences;
o Hotels and resorts; and o Undeveloped and developed land.

         The Company represents buyers and/or sellers of homes and commercial real estate, which real estate can be either new or existing. By getting involved in each step from sales to development to financing of residential, commercial, and industrial properties, the people at OneCap intend that the Company's customers are receiving information, service, and representation of the highest quality available.

         The business of OneCap, at least initially, will predominantly focus on the Southern Nevada market targeting investment, development, and real estate professionals. However, by pioneering an integrated business model of real estate services, OneCap anticipates that the Company will attract substantial interest in other geographic markets. OneCap fosters the ideals of the importance of customer needs coupled with healthy, understanding relationships, and a professional commitment to satisfaction.

         For every new brokerage engagement, OneCap develops a sales strategy aimed at maximizing the sales proceeds subject to the client's individual constraints, including time parameters, sensitivity to publicity, and cash flow needs. Also, OneCap will investigate and analyze, among other things, the physical condition of the property, its cash flow and tenant characteristics, market rents and market dynamics within sub-markets and comparable transactions. The Company will conduct commercial property sales through conventional brokerage transactions and private negotiations. In addition, the Company will conduct residential property sales through conventional brokerage activities.

Commercial Brokerage Services

         As part of its efforts to market each commercial property, OneCap will develop and implement cost effective marketing campaigns. Each marketing campaign will be tailored to the client's objectives and the property's characteristics. The Company will also market properties directly to various investors in real estate property transactions with whom it will maintain ongoing business relationships.

         When OneCap engages in a competitive bidding process for brokerage engagements, its brokerage commission rates will often be structured to demonstrate its confidence in its ability to sell the property at a high price. For example, the Company might offer a property owner a market or below-market brokerage commission rate for selling a property at the price the owner initially expects and a higher rate for selling the property for a higher price. On average, the Company expects its commercial brokerage assignments to last for three (3) to twelve (12) months from the listing of the property to the payment of a brokerage commission upon its sale. Generally, the Company will not enter into long-term contracts for brokerage services.

Residential Brokerage Services

         OneCap will design marketing programs to sell single- and multi-family home developments and condominium projects using conventional sales programs. The Company will also design and implement marketing programs for exclusive estates and land for residential development. Most of the residential properties that it expects to broker are located in Nevada. Concurrently, the Company may broker residential properties that Pacific Properties and Development LLC ("PPD") may develop in the future. OneCap's potential clients will include builders, developers, private/public sellers and buyers, financial institutions and government agencies.

Mortgage Brokerage

         OneCap's loan originations will focus on two (2) primary areas: residential and commercial. The residential loan volume will be generated primarily from referrals from OneCap Realty, as well as referrals from independent brokers and realtors. The Company currently offers a wide range of mortgage programs through correspondent lender relationships throughout the United States. Also, OneCap is an approved lender through the Housing and Urban Development ("HUD") Department and Veterans Administration ("VA"), and offers all types of Federal Housing Administration ("FHA") and Veterans Administration financing. In addition to the traditional referral sources, OneCap will also originate loans through its website: www.onecap.com.

         OneCap's commercial loan originations will be fairly broad based. The commercial volume will include referrals from affiliated companies (Pacific Properties & Development, LLC), as well as originations through outside builders and developers. OneCap has various relationships with local and national banks, life insurance companies, large national lenders, as well as Wall Street investment banking companies. The loan products include land acquisition, construction lending, mezzanine loans and permanent loans for all types of commercial, multi-family and industrial properties. Although OneCap has the ability and access to multiple loan programs, the Company expects to capitalize on its ability to provide niche products such as high-leverage land acquisition loans and equity lending through strategic alliances. OneCap will also originate corporate loans on an as-needed basis.

Competitive Advantages

         The Company believes that it has a number of competitive advantages relative to its actual and potential competitors including:

         Full Service Solution. Determining the client's needs is the first step to provide the best solution for their needs. The company has existing personnel to service the individual homebuyer and the large real estate developer. OneCap can offer many types of real estate services from homebuyer representation, seller representation, land sales or purchases, commercial property purchases or sales, mortgage loans for homeowners, commercial mortgages, construction loans, land loans, mezzanine financing, development loans, and equity financing.

         Management believes that it will have long-standing relationships with clients who have diverse real estate needs. The Company will develop a relationship with a client by offering a single service and later expand the relationship by recommending and implementing strategies designed to meet the client's diverse real estate needs.

         Complementary Services. OneCap's real estate and mortgage services are interrelated, and as a result, it believes that it can increase its business by providing the multiple services necessary to meet more of the complex real estate needs of clients. For example, the Company can assist a client with assessing property acquisition opportunities, consummating an acquisition, obtaining financing, leasing space and maximizing value.

         Capitalizing on the Outsourcing Trend. Looking for the right company to provide real estate services can be very time consuming and management intensive. OneCap's resources of lenders and work force will assist the client in obtaining the best fit for financing its real estate project without wasting time searching and coming up with the wrong fit.

         Relationships with Key Clients and Related Entities. Since the Company has a current business relationship with a related party, Pacific Properties & Development, LLC, a Las Vegas developer of commercial properties, OneCap has already developed a market for its services. The Company may be able to capitalize on this relationship for expansion of its client base by utilizing existing real estate offerings from Pacific Properties & Development, LLC. With appropriate networking, advertising and marketing, OneCap may be able to penetrate this market and differentiate itself from the competition.

         OneCap has provided mortgage services to homebuyers who purchased homes from a related entity, Pacific Homes ("PH"). Due to the existing services and operations already offered and in place, residential sales, buyer's representation and listings may be established relatively quickly and easily. The Company anticipates that Pacific Homes will not provide substantial revenue in the future and as a result OneCap is expanding into the homebuyer representation, which includes both new, and re-sale homes. Both PP&D and PH are related entities through common ownership of one (1) stockholder, Mr. Steven D. Molasky, of OneCap.

         Relationships with Key Suppliers. The company is currently negotiating and has negotiated with several key suppliers of financing products to offer various financial products to the Nevada market. The Company will also be advertising in select media that is limited by nature.

         Experienced Management Team. The members of OneCap's management team have an approximate, combined eighty (80) years of experience in brokering, managing, underwriting and investing in real estate.

         Building upon its competitive advantages, the Company's objective is to provide real estate and financing brokerage services in the Southwestern United States. The Company's goal is to become a "one-stop-shop" service provider of all the client's real estate transaction needs in its focused target markets. To accomplish this objective, the Company has developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to establish recognition and acceptance of the OneCap concept. The Company's strategy includes the following key elements:

Provide and Maintain Quality Service

         OneCap's plan is to penetrate the market with quality service and follow up with comprehensive coverage of each property. The Company believes it is essential that the client feels he/she is being treated with the utmost care, urgency and professionalism. All staff and personnel will be required to go through a continuing training program that teaches many of the skills needed for successful client relations and customer service. The Company believes its commitment to service will provide it with a competitive advantage in establishing and maintaining productive broker and correspondent relationships. Emphasis will be placed on real estate brokers and loan officers' attempts to respond promptly and consistently on every loan submission and real estate service need.

         The Company believes that its ability to establish and maintain long-term relationships with its industry contacts and customers and foster referrals depends, in part, on the strength of its customer support and service operations and staff. Furthermore, the Company values frequent communication with and feedback from its customers to continually improve its services.

Increase Market Penetration and Revenues in New and Established Markets

         The Company plans a geographic expansion in the Southwest United States, but its initial focus will be in the Nevada markets. The Company, independently or in connection with a strategic acquisition or affiliation, intends to gain an initial foothold in each new target market with the Company's financing services, then over time, introduce all of its services in that target market.

         The Company believes that substantial opportunities exist in its target market, Nevada, to both attract new clients and increase its revenue from existing and potential clients. The Company also seeks to increase revenue from existing clients by increasing available services to those clients, aggressive advertising and enhancements to its web site. The Company plans to increase revenue by introducing all of its services to each market it penetrates.

Introduce New Financing Products to Satisfy Client Needs and Reach New Clients

         The Company believes its introduction of other financing products will offer the real estate owner many other opportunities. By providing these products, the Company believes it will package services and product that will fill the need in the market for higher leveraged financing that will both satisfy existing clients and attract new clients. These services and products will provide many options for buyers and sellers alike, increasing the likelihood of closed transactions.

Maintain Underwriting Standards

         The Company believes the experience of its underwriting staff, coupled with consistent application of its underwriting procedures and criteria, provide the infrastructure needed to manage and sustain the Company's growth, while maintaining the quality of loans originated. The experience in the Company's underwriting department provide two significant competitive advantages: (1) to ensure that the Company's underwriting standards and subjective judgments required in the non-conforming market are consistently applied, thus enabling the Company to effectively implement a risk-based pricing strategy; and (2) to provide the opportunity to expand underwriting activities beyond the Company's headquarters while maintaining consistent underwriting standards.

Bolster Internet Presence

         OneCap believes the Internet will allow it the opportunity to expand its traditional real estate and mortgage services by reaching new customers and introducing greater efficiencies to the real estate and mortgage process. The Company currently has and is continuing to design and develop its website as a mechanism for the marketing and sale of residential and commercial real estate. The website includes photographs of properties available for sale, real estate reports on each property and an electronic loan application for residential loans. In addition, the website allows clients to electronically submit a commercial loan application for their financing needs. It is OneCap's intent to continually strive to provide ongoing upgrades to its web site to incorporate advances in technology and provide features and advantages to facilitate ease and use for all of its clients.

Selectively Pursuing Strategic Alliances or Acquisitions

         The Company intends to selectively pursue alliance and/or acquisition targets to expand its capability to serve clients. The expected benefits of such alliances and/or acquisitions include expanding and enhancing its product and service offerings, broadening its geographic market coverage and generating economies of scale. The Company will only pursue alliances and/or acquisitions, which meet its standards for quality of service and are compatible with the Company's culture and business operations. Currently, the Company has not identified any acquisition targets or additional alliances.

Build Brand Equity

         The Company believes that due to its focus in the Nevada market, it will be able to quickly create one of the leading brand names in its sector. The Company intends to aggressively market and advertise to enhance its brand recognition with consumers. The Company believes that strengthening brand awareness of the OneCap name among consumers is critical to attract buyers and sellers of real estate, increase purchases and, in turn, increase the size of OneCap's clientele base. The Company intends to advertise through traditional and non-traditional media such as local newspapers and industry-specific publications, as well as over the Internet.

Government Regulation

         OneCap's real estate operations are subject to various federal, state and local regulations in the U.S. The Company must have an officer licensed as a real estate broker or it must associate with a broker licensed by the State of Nevada, in which the Company provides brokerage services. Each of its employees that performs certain brokerage functions in the State of Nevada must be a licensed real estate salesperson in that state, and he or she must work under the supervision of a broker licensed by that state. In addition to these licensing requirements, certain state governmental entities, such as the Nevada Department of Real Estate, regulate the Company's brokerage operations by requiring its resident operative to be licensed. In various states, governmental entities license individual real estate auctioneers and/or administer various regulations governing their activities and may require that auctioneers post bonds.

         The Company's mortgage brokerage operations are subject to the rules and regulations of the Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") with respect to originating and processing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum interest rates. Moreover, lenders are subject to FNMA, FHA, FHLMC, GNMA and VA examinations at any times to assure compliance with the applicable regulations, policies and procedures. The Company's mortgage loan production activities are subject to the Truth-in-Lending Act and Regulation Z promulgated, thereunder. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act also guarantees consumers a three-day right to cancel certain credit transactions, including any refinance mortgage or junior mortgage loan on a consumer's primary residence. The Company also is required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with a name and address of the reporting agency. The Federal Real Estate Settlement Procedure Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the Company in an escrow account for the payment of taxes, insurance premiums or other charges. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

Employees and Consultants

         At June 30, 2001, the Company had 13 full-time employees and had 54 independent real estate agents affiliated with the Company. Of the Company's full-time employees, 4 were engaged in real estate brokerage and realty administration and 6 were engaged in lending and finance, and 3 were engaged in corporate business development, corporate business administration and accounting/treasury. The Company relies on its employees to perform business administrative functions, internal related party transactions, lending functions, and business development, but relies on its independent real estate agents to perform real estate transactions. The Company believes its relationship with its employees is good.

         The Company adopted a retirement savings plan for our employees under
Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. The Company will match 25% of eligible employees' contributions up to a maximum of 6% of their individual earnings.

         On July 27, 2000, the Company approved a stock option plan with the goal of motivating our employees. The Company has allocated up to 1,250,000 shares of common stock that may be granted under the stock option plan. The purchase price for the shares covered under each option will be no less than 100% of the fair market price per share of our stock on the date the option is granted. However, if the option is granted to a person owning more than 10% of our voting stock, the option can be converted at no less than 110% of the fair market price per share on the date the option is granted. A total of 232,500 options have been granted as of June 30, 2001.

Business Risks

         Short operating history of OneCap provides limited basis for evaluating future prospects. The Company was incorporated on June 7, 1999 to become a full-service real estate firm providing comprehensive services to real estate owners, buyers, tenants, and investors. The Company has a limited operating history, on which to evaluate its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering dynamic markets such as the real estate and mortgage markets. The risks for the Company include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in volume of real estate transactions in the Company's principal markets, the acceptance of the Company's services, the effective ability to broker real estate and mortgage products and services, and the management of growth. There can be no assurance that the Company will be successful in attracting a sufficient number of clients on a sustainable basis. The failure to do so could result in loss of revenue, persistent losses, and depletion of cash reserves and other material assets.

         Economic downturn may result in loss of revenue and income for OneCap. The condition of the real estate markets, in which the Company operates, tends to be cyclical. It is related to the actual condition of the U.S national economy and the popular perception of the economic outlook. Cyclical increases in interest rates and declining demand for real estate in times of economic hardship in the past have had a direct negative impact on the real estate market. A recurrence of such conditions could result in a reduction of OneCap's revenues. Further, deterioration in the local economic conditions in the markets where OneCap operates may have a similarly negative effect.

         The Company's ability to respond to an adverse economic environment is limited. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs are generally not reduced when market conditions are poor. Thus, deterioration in the economic environment could lead to:

        o fewer purchases and sales of properties by clients, resulting in a decrease in revenues from fees and brokerage commissions;

        o a decline in actual and projected sale prices of properties leading to lower returns to the Company from these properties;

        o higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans and mezzanine financing which could limit the Company's ability to acquire and dispose of real estate assets; and

        o a decrease in the availability of lines of credit and other sources of capital used to purchase real estate investments and mortgage lending.


         OneCap faces intense competition. Real estate and mortgage brokerage services industry is highly competitive. OneCap competes against other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers, and accounting firms. OneCap's principal competitors include large multinational, national, and regional firms, such as LaSalle Partners, Inc.; Trammell Crow Company; CB Richard Ellis Services, Inc.; and Insignia Financial Group. Most of these competitors have greater financial resources and a broader domestic, and sometimes global presence, than OneCap. The Company competes with these and other companies in the U.S. and, to a limited extent, in the Nevada real estate market with respect to:

        o brokerage of commercial and residential properties on behalf of customers;

        o        tenant representation;

        o financing services, including construction and development lending;

        o purchases of commercial and residential properties as well as undeveloped land for clientele accounts.


         Competition in the real estate and mortgage industries may result in smaller fees, lower brokerage commissions, and otherwise reduced compensation. There can be no assurance that the Company in the future will compete effectively and be able to maintain current fee or margin levels.

         OneCap revenues depend disproportionately on the Nevada market. The Company's initial business activities are concentrated in the Nevada real estate market. Consequently, OneCap's business, results of operations and financial condition are dependent upon general trends in the Nevada economy and its real estate market. The Nevada economy may experience a local recession that may be accompanied by a sustained decline in the value of Nevada real estate. Real estate market declines may become so severe that the market value of the properties securing loans may be significantly less than the outstanding balances of those loans, and real estate market declines may negatively affect the Company's ability to sell property at a profit. The existence of adverse economic conditions or the occurrence of natural disasters in Nevada could have a material adverse effect on the Company's business, financial condition and results of operations.

         OneCap may have liabilities in connection with real estate and mortgage brokerage activities. As a licensed real estate and mortgage broker, OneCap and its licensed employees are subject to certain statutory due diligence, disclosure, and standard-of-care obligations. Failure to fulfill these obligations could subject the Company or its employees to litigation from parties who purchased or sold properties the Company or its employees brokered or managed. In addition, the Company may become subject to claims by participants in real estate sales claiming that the Company did not fulfill its statutory obligations as a broker. Adverse outcomes of litigation could result in excessive non-recurring costs.

         OneCap lacks long-term agreements with key personnel. The Company's performance is substantially dependent on the services and on the performance of its executive management team. The Company's performance also depends on the Company's ability to attract, hire, retain and motivate its officers and key employees. The loss of the services of any of its executive officers or other key employees could result in losses of clients, revenues, and net income. The Company has not entered into long-term employment agreements with any of its key personnel and currently has no "Key Man" life insurance policies.

         OneCap may expend substantial resources on growth strategy implementation. The Company may experience a significant expansion of its business along with the growth in its customer base and market opportunities. The Company's expansion may place a significant strain on the Company's management, operational, and financial resources. There can be no assurance that the Company's planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to identify, manage, and exploit existing and potential market opportunities.

         In the course of its expansion, the Company may enter new geographic regions in which it has no previous operating experience. The Company's success in opening new branches will depend on a number of factors, many of which are beyond the control of the Company. These factors include, among other things, selection and availability of suitable locations, negotiation of acceptable lease or financing terms, timely construction of projects, securing of required governmental permits, and approvals and employment and training of qualified personnel. If the Company is unable to manage growth effectively, the Company may lose a substantial amount of its assets.

         Officers and directors of OneCap may have substantial conflict of interest. Mr. Steven Molasky, the Chairman of the Board of Directors of OneCap and a major shareholder, may have substantial conflicts of interest. Mr. Molasky owns and operates a substantial real estate development company, Pacific Properties and Development LLC ("PPD"). OneCap provides business services to PPD on an ongoing basis, which provides substantial business and revenue to OneCap but may also pose potential conflicts arising from investments in competing real estate properties. Conflicts may also arise in the event OneCap is requested to invest in PPD projects. However, in no event will any investment be at less than fair market, third party terms. Also see "Certain Relationships and Related Transactions".

            Cautionary Statement Regarding Forward-Looking Statements

         This Annual Report, particularly "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business -- Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.

Item 2.     Properties

         Our corporate offices are located at 5450 West Sahara Avenue, 2nd Floor, Las Vegas, NV 89146. On July 9, 2000, we entered into a lease agreement for approximately 13,173 square feet of office space, ending January 31, 2003 with an option to renew for 20 months. The lease payments will total $19,800 per month with 4% annual increases each year on October 1. The Company has subleased approximately 50% of its facilities to an affiliated company, Pacific Properties and Development LLC, under the same terms and conditions as the Company's lease terms. The Company believes that its facilities will be adequate for its operations through December 31, 2001, and is currently identifying additional office space to satisfy the Company's growth plans.

         On July 16, 2001, the Company entered into an agreement with a Placement Agent to offer and sell convertible debenture units on a best efforts basis (see "Item #6, Management's Discussion and Analysis of Financial Condition and Results of Operations). Management is in the process of finalizing the Private Placement Memorandum for the units. The Company plans to offer 25,000 convertible debenture units with a minimum offering of 1,000 units ($1,000,000) and a maximum offering of 25,000 units ($25,000,000). The intended use of a portion of the proceeds is primarily real estate investments, which may include all types of real estate property, and is not geographically limited to any specific area.

Item 3.     Legal Proceedings

         No current or pending litigation, and no claims or counter claims involving the Company as a plaintiff or a defendant exist.

Item 4.     Submission of Matters to a Vote of Security Holders

                       No matters were submitted to a vote of the Company's security holders in fiscal year ending June 30, 2001.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

         OneCap's common stock, par value $0.001, was cleared for trading on the OTC Bulletin Board(R) (OTCBB(R)) under the ticker symbol "ONCP" on March 20, 2001. The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB(R) for the subsequent months since March 20, 2001 to June 30, 2001:

            Quarter Ended                     High               Low
            -------------                     ----               ---
            March 31, 2001                   1.8125             0.11
            June 30, 2001                     1.00              0.45

OTCBB(R) quotations of OneCap's Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

         On June 30, 2001, there were approximately 146 stockholders of record of the Company's common stock. The Company has never paid dividends on the common stock. The Company currently intends to retain earnings, if any, to support the development of the Company's business and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

         Recent Sales of Unregistered Securities

         During the past three years ended June 30, 2001, the Company sold securities without registration under the Securities Act of 1933, as follows:

         Fiscal Year 1999.  June 6, 1999       Steven Molasky 100 shares @
                                               $19,600 total price
                            November 2, 1999   Steven Molasky  5,000,000 shares
                                               @ $5,000 total price
                            November 2, 1999   Vince Hesser 1,937,500 shares
                                               @ $1,937.50 total price
                            November 2, 1999   Steven Molasky 100 shares of
                                               common stock, no par exchanged
                                               for 100 shares, par value of
                                               $.0001


         Fiscal Year 2000.  May 25,2000        Campbell, Mello 214,918 shares
                                               @ $53,729 total price
                                               For services rendered.

         Fiscal Year 2001.  None


All of the transactions described above were conducted pursuant to exemptions from the registration requirements of the Securities Act, including exemptions provided by Section 4(2) of the Securities Act. The purchasers of the shares were all accredited investors.


Item 6.     Management's Discussion and Analysis or Plan of Operation

Overview

         Market share and profit margins have increased this fiscal year, enabling the Company to further diversify by offering multiple services and forming strategic alliances with related service companies. This strategy has further aided in the expansion of services, increased revenue stream and value added for the customer. The Company's single-source business model represents an attractive way for both residential and commercial customers to maneuver through the complex real estate and financing process in a time-efficient, cost-effective manner.


         The Company plans a geographic expansion in the Southwest United States, but its initial focus will be in the Nevada markets. The Company, independently or in connection with a strategic acquisition or affiliation, intends to gain an initial foothold in each new target market with the Company's financing services, then over time, introduce all of its services in that target market. Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Real estate markets vary in each region and local knowledge of a real estate market is essential to prudent business. The Company currently plans in most cases to affiliate with local real estate agents, developers, lenders, and real estate professionals who are believed to have substantial familiarity with the markets into which the Company is expanding. It is not possible at this time to predict if the Company will be successful in this effort. Any difficulties encountered by the Company in this regard could slow down its expansion plans.


         OneCap is aimed at developing long-term strategic relationships, concentrating on value-added client servicing and addressing customers' all-inclusive real estate needs. High-margin, value added services include assisting clients through the real estate process including acquisition, entitlement and planning, financing, development, leasing and disposition. OneCap has formed strategic alliances with companies like Pacific Properties,

Stanpark Homes, John Laing Homes and AllThatWork.com. These relationships provide greater market penetration in both existing and developing sales channels.

         OneCap has invested in the technology and personnel that enable the Company to expand its market reach without the capital investments required for brick and mortar office space. The Company's website is its primary technology focus - from lead generation to marketing. Newly remodeled, the website offers one-stop shopping for all real estate and associated financial transactions. The Company anticipates that its state-of-the-art computer system for back-end operations including accounting, tracking files, internal systems and Multiple Listing Service will remain sufficient for future operations. OneCap plans to continue investing in training programs for its independent Realtors focusing on the advantages, uses, and marketing benefits of having their business computerized with the new age.

         OneCap has grown its Realtor sales force by 150% over the past year and anticipates doubling the division over the next 12 months. Additionally, the Company is embarking on an aggressive advertising, public relations and on-line marketing campaign designed to create awareness of its single-source approach to real estate and finance.

Results of Operations

Comparison of Fiscal Years Ended June 30, 2001 and 2000


Revenues


         The Company's revenues totaled $4,172,954 for the current fiscal year ended June 30, 2001, a 388% increase compared to $854,914 the fiscal year ended June 30, 2000. Net revenues after commission expense were $2,823,741 and $760,572 for the years ended 2001 and 2000, a 271% increase. Mortgage revenue totaled $994,642 this year, a 142% increase compared to $411,561 last year. Realty revenues after commission expenses totaled $1,829,099, a 424% increase compared to $349,011 last year. A substantial portion of revenues resulted from related party transactions from affiliated real estate development companies. Those related party gross revenues totaled $2,079,476 and $603,925 in the fiscal years 2001 and 2000 respectively before commission expense.


Expenses


         General and Administrative expenses totaled $1,307,309 in the current fiscal year, a 51% increase compared to $865,869 last year. The increase resulted from additional expansion to larger office space, increased expenses due to higher volume, staffing, and implementation of advertising and promotions programs.


Net Income


         Net Income before tax totaled $1,521,583 for the year ended June 30, 2001, compared to a net loss of $109,381 in the prior fiscal year. Net Income after tax was $1,046,492, or $0.119 per share, compared to a loss of $113,115, or $0.024 per share in the prior fiscal year. The weighted average number of shares outstanding was 8,811,618 and 4,784,536 in the years ended June 30, 2001 and 2000 respectively.


Liquidity and Capital Resources


         The Company has historically relied upon the cash flow from operations to provide for its capital requirements. At the end of June 30, 2001, the Company had cash on hand of $1,282,491, compared to $492,179 the prior June 30, 2000. Total working capital was $870,009 at June 30, 2001, compared to $393,927 the prior fiscal year ended June 30, 2000. At June 30, 2001, the cash flows from operating activities of the Company equaled 51% of the Company's total revenue after commission expense, compared to 14% during fiscal year 2000. Cash used in investing activities approximated 27% of the Company's revenues after commission expense during 2001, compared to 3% in 2000. The Company believes that cash generated from operations will be sufficient to provide for its capital requirements for at least the next 12 months.

         On July 16, 2001, the Company entered into an agreement with a placement agent to offer and sell convertible debenture units on a best efforts basis. Management is in the process of finalizing the Private Placement Memorandum for the units. The offering is expected to offer convertible debentures with a face value of $1,000, bearing interest at 11% to 12% per annum to be dated September 1, 2001. The units are expected to mature in 36 months with conversion features allowing one unit to be converted into 250 shares of the Company's common stock for $4.00 per share. The Company plans to offer 25,000 convertible debenture units with a minimum offering of 1,000 units ($1,000,000) and a maximum offering of 25,000 units ($25,000,000). The intended use of proceeds is primarily real estate investments, financing loans to borrowers, and up to 15% of the offering being retained for corporate working capital.


Quarterly Fluctuations


         As of June 30, 2001, the Company has engaged in a substantial number of third party transactions and related party transactions resulting in significant revenue for the latest fiscal year. Although the Company's plan is to ramp up the number of transactions from year to year, the real estate business is cyclical, and very dependent on client relationships and the regional economy. The Company's revenues to date have also resulted from many single, high revenue generating, related party transactions. The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including consumer and client home buying patterns, changes in Nevada's commercial and residential real estate economy, addition or deletion of strategic alliances or business development milestone achievements, greater or fewer related party transactions, and changes resulting in competitive pricing structures.


Item 7.     Financial Statements


         The financial statements of the Company for the years ended June 30, 2000 and 2001 are attached hereto beginning at page F-1 as a part of this Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Directors and Executive Officers


         The following chart lists the Company's directors and executive officers as of June 30, 2001. Set forth below is also certain information concerning the directors, executive officers and key employees of the Company.



                  Name           Age                   Position
                  ----           ---                   --------
        Steven D. Molasky        49          Chairman of the Board of Directors
        Vincent W. Hesser        35          President, Chief Executive Officer
                                             and Director
        Heidi Williams           34          Assistant Vice President - Mortgage
                                             Operations
        Scott Lawrence           42          Associate
        Eric Bordenave           39          Vice President - Broker
        Tammy Hardcastle         43          Secretary and Treasurer

         Steven D. Molasky, Chairman of the Board of Directors - Mr. Molasky joined OneCap as a director and Chairman of the Board of Directors in June 1999. He has extensive experience in the real estate development business dating back to the late 1960's. Through his various companies, including Pacific Homes and Pacific Properties, Mr. Molasky has developed homes and condominiums, apartment complexes, and distribution and industrial product, master-planned communities, retail shopping centers and high-rise office buildings.

         Mr. Molasky specializes in real estate financing, having nurtured and developed strong, long-term relationships within the industry. Included in this group are Prudential Real Estate, Long Term Credit Bank of Japan, Northwestern Mutual Life Insurance Company, Teachers Insurance and Annuity Association, Bank One, and Nomura Asset Capital Corporation and Capital Company of America. Also included are liaisons with local and regional financial institutions.

         Mr. Molasky has served as a founding member and past chairman of the Nevada Institute for Contemporary Art; been appointed by the Clark County Commission as a director and board member of the McCarran Arts Advisory Council; and been appointed by the Nevada Legislature as a board member of the Nevada Nuclear Projects Commission. Mr. Molasky also serves as a trustee/director of the University of Nevada, Las Vegas Foundation, and is a member of the Young President's Organization.

         Vincent W. Hesser, President, Chief Executive Officer and Director - Mr. Hesser joined OneCap as President, Chief Executive Officer and a director in June 1999. His areas of responsibility include coordinating the development of corporate policies, goals and objectives relative to company operations, lender and investor relations and financial performance and growth. Mr. Hesser oversees the Company's daily operations and business affairs to ensure that its business objectives are achieved. During his tenure as a finance executive at Pacific Properties (1992-1999), Mr. Hesser obtained project equity and debt financing for various real estate projects, and he oversaw the build-out of housing, apartment, and commercial real estate projects.

         Mr. Hesser began his career at PriMerit Bank (subsequently purchased by Norwest) in Las Vegas, Nevada. He was responsible for analyzing, evaluating and reporting on numerous real estate joint ventures over twenty real estate and development companies throughout the southwestern United States. He also assisted PriMerit in its reviews with the Office of Thrift Supervision (OTS) and Federal Deposit Insurance Corporation (FDIC) with respect to those investments.

         Mr. Hesser is a graduate of Southern Utah University (Class of 1990) and earned his Master of Accountancy degree, summa cum laude and with high distinction. He has obtained his CPA Certificate and also holds a general contractors' license in the State of Nevada.

         Heidi Williams, Assistant Vice President - Mortgage Operations - Ms. Williams joined the Company in July 1998 as the residential branch manager, and in June 2001 she became Assistant Vice President - Mortgage Operations. With almost ten years mortgage lending experience, specializing in new home finance, Ms. Williams brings with her a tremendous knowledge of all aspects of mortgage lending.

         Ms. Williams is responsible for the daily operations of the residential mortgage finance division of OneCap. These duties include overseeing the origination, processing, pre-underwriting and closing of all mortgage loans. Currently OneCap originates FHA, VA, Conventional and Jumbo loans that are sold "servicing released" to a select number of institutional investors. OneCap utilizes a wide array of technology in its daily business using the state of the art MortgageWare TC System as well as the Fannie Mae and Freddie Mac automated underwriting systems, DU and LP.

         As the mortgage industry continues to change through technology and Internet originations, Ms. Williams has positioned OneCap to take full advantage of these opportunities.

         Eric Bordenave, Vice President and Corporate Broker - Mr. Bordenave joined the company as Vice President of Sales in May 2000. Prior to joining OneCap, Mr. Bordenave was employed with the City of Las Vegas, Office of Business Development as a Senior Project Development Officer from December 1994 to May 2000. Mr. Bordenave worked under the direction of the City Manager's Office and directly with the Director of the Office of Business Development. Mr. Bordenave's duties included project evaluation, financial analysis and acquiring and developing property for the City's Redevelopment Agency, the Las Vegas Technology Center and Las Vegas Enterprise business parks, community centers and golf courses.

         Mr. Bordenave was also responsible as senior project officer for several special projects for the City Manager, in which he acted as a liaison between the City and commercial developers to negotiate, coordinate and implement city contracts and assist in regulatory matters. In such capacity, Mr. Bordenave worked directly with companies looking to expand or relocate their business operations to the City of Las Vegas including international companies from Pacific Rim countries. During his employment with the City of Las Vegas, Mr. Bordenave also served as an independent contractor for two real estate companies: Cornerstone Company (July 1990 to April 1997) and Commercial West Realty Advisors (April 1997 to June 2000).

         Mr. Bordenave is a graduate of the University of Nevada, Las Vegas and holds a Bachelor of Science in Business Administration with a major in Business Management. He currently is the qualifying real estate broker for OneCap.

         In addition to our executive officers and directors, the following individuals contribute to the operation of the Company:

         Scott Lawrence, Associate - Mr. Lawrence joined the company in June 1999. With over 16 years of mortgage lending experience specializing in new home financing, Mr. Lawrence brings a vast knowledge of all aspects of mortgage financing. He was able to create and manage the mortgage operations, as well as an interest rate hedging program for a developer in Las Vegas and Denver (Falcon Development).

         In 1996, Mr. Lawrence worked on creating the mortgage subsidiary for Beazer Homes, consulted with builders (i.e. Trinity Homes, Zaring Homes, Oriole Homes and Weitzer Homes) on strategies for mortgage originations, as well as retro-fitting the mortgage operations for a homebuilder in Las Vegas. Subsequently, Mr. Lawrence took a position with Pacific Homes Financial in late 1996. In addition to the end-loan financing that Pacific Homes Financial previously provided, Mr. Lawrence has created several strategic alliances with various capital sources to provide acquisition, development, construction and permanent financing for the various multi-family and commercial projects that Pacific Properties & Development, LLC, develops in various markets.

         Prior to 1994, Mr. Lawrence worked with a consulting firm, working with the Builder 200, setting up and managing over 20 builder-owned mortgage companies in 10 states. Mr. Lawrence graduated with a Bachelor of Science degree in Marketing Management from New England College in Henniker, New Hampshire in 1981.

         Tammy Hardcastle, Treasurer - Ms. Hardcastle joined the Company in April 2001. Ms. Hardcastle is responsible for the day-to-day accounting at OneCap. Ms. Hardcastle, as well has been involved in the document preparation for the SEC filings of a public company, as well as publishing quarterly 10-QSB reports and annual 10-KSB reports to be submitted to the SEC. Ms. Hardcastle has been involved in real estate accounting and development since 1990. Her accomplishments include accounting work for the Lake Las Vegas destination resort community with its one of a kind man-made lake. Ms. Hardcastle has performed the conversion of an entire accounting system for multiple Las Vegas real estate development companies to a new custom software package unique to the construction industry. Ms. Hardcastle holds a Bachelor degree in Accounting from the University of Nevada Las Vegas

Compliance With Section 16(a) of The Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms that they file.

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and on written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner, except for one filing on Form 4 for Eric Bordenave, which was filed late.


Item 10.      Executive Compensation

Directors' Meetings and Compensation

         The Company's operations are managed under the broad supervision of the Board of Directors who have the ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. During the year ended June 30, 2001, board members and executives serving as board members received no compensation except as described in the Summary Compensation Table.


Compensation of Executive Officers


                           Summary Compensation Table


         The following table provides certain summary information concerning compensation paid or accrued during each of the last three fiscal years to the Company's President and Chief Executive Officer and to each of the named executive officers of the Company whose total annual compensation was more than $100,000, (the "Named Executive Officers"):

                                                                                                      Long-Term
                                                                                                    Compensation
                                                                                                       Awards
                               Annual Compensation

       Name and                                                                  Other Annual        Securities
      Principal                             Salary              Bonus            Compensation        Underlying
       Position             Year              ($)                ($)               ($) (1)           Options (#)

Vincent W. Hesser,          2001            $56,250            $     0              $    0                    0
President and CEO           2000            $12,500            $     0              $    0                    0
                            1999            $     0            $     0              $    0                    0

Eric Bordenave, Vice        2001            $90,000            $10,000              $    0               75,000
President                   2000            $55,000            $     0              $    0                    0
                            1999            $_____0            $_____0              $    0                    0


(1) Since April 1, 2001, Mr. Hesser's current total annual salary compensation is $175,000. He was paid a total of $12,500 during the period July 1, 2000 to March 31, 2001.

         Management's salary will be based upon the performance of the Company. Management's performance bonuses will be decided by a majority of the Board of Directors of the Company. In addition, management's base salaries can be increased by the Board of Directors of the Company based on the attainment of financial and other performance guidelines set by the Company.

         Members of the Company's Board of Directors will serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified, unless earlier removed as provided in the Bylaws of the Company. Executive officers are appointed and serve terms determined at the discretion of the Board of Directors.

         The following table contains information concerning individual grants of stock options made during the year ended June 30, 2001 to the Named Executive Officers.

            Option/SAR Grants in Last Fiscal Year (Individual Grants)

                                                                      Percent of
                                                      Number of          total
                                                      Securities      options/SARs
                                                      Underlying       granted to       Exercise or
                                                     Options/SARs     employees in       base price
                        Name                         granted (#)       fiscal year         ($/Sh)       Expiration Date
                        (a)                              (b)               (c)              (d)               (e)

   Vincent W. Hesser, President and CEO                   0/0              N/A              N/A               N/A
   Eric Bordenave, Vice President                    75,000/0 (1)        32.3/0%           $1.00         July 27, 2010

         These options vest in full and are exercisable on January 2, 2003, the second anniversary of the date of grant. None of the options were exercisable at June 30, 2001.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                       Fiscal Year-end Option/SAR Values

                                                                                                     Value of
                                                                                Number of          unexercised
                                                                               unexercised         in-the-money
                                                                             options/SARs at     options/SARs at
                                                                                FY-end (#)          FY-end ($)
                                            Shares acquired       Value        exercisable/        exercisable/
                   Name                     on exercise (#)   realized ($)    unexercisable       unexercisable
                   (a)                            (b)              (c)             (d)                 (e)

Vincent W. Hesser, President and CEO               0                0            0/0                   0/0

Eric Bordenave, Vice President                     0                0            0/75,000              0/0

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information known to us as of June 30, 2001 with respect to ownership of our voting common stock by (1) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our voting common stock on a converted basis; (2) each director and executive officer; and (3) all directors and executive officers as a group. Currently, there are 8,811,618 shares issued and outstanding of the Company's Common Stock. The named beneficial owner has, to the Company's knowledge, sole voting and investment power with respect to the shares listed as owned by such owner.

                                  Number of Shares         Percent of
           Name and Address      Beneficially Owned     Outstanding Shares

Steven D. Molasky                     5,000,000                56.74%
3111 S. Maryland Parkway
Las Vegas, NV 89109

Vincent W. Hesser                     1,937,500                21.99%
5450 W. Sahara Ave, 2nd Floor
Las Vegas, NV 89146

Eric Bordenave                           53,200                 0.60%
5450 W. Sahara Ave, 2nd Floor
Las Vegas, NV 89146


Heidi Williams                            4,000                0.05%
5450 W. Sahara Ave, 2nd Floor

Las Vegas, NV 89146

All Officers, Directors and Key       6,994,700               79.38%
Employees as a Group
(4 Persons)

Total Issued and Outstanding          8,811,618              100.00%


Item 12.          Certain Relationships And Related Transactions

Transactions with Promoters


         In consideration for the Company's initial issuance of 100 shares of common stock on June 7, 1999, Mr. Steven Molasky contributed net assets to the Company with an aggregate value of $19,600, consisting of $15,500 in furniture and equipment, $3,200 in accounts receivable, $200 in petty cash, and $700 in inter-company receivables.

Conflict of Interest Policy

         OneCap acts as a service company to several affiliated companies, and receives a standard commission or fee for doing so. In order to avoid conflicts of interest, OneCap has developed the following policy:

         Payment of fair and appropriate fees to OneCap for services rendered. Any transaction that results or will result in the payment of fees, commissions, incentives, or any type of consideration whatsoever from or to OneCap by any related party, any individual employed by a related party, or any independent contractor requires an approval by the President of OneCap prior to entering into any such transaction. This policy is not written to be all-inclusive, and any transaction that might fall under this policy should be brought to the attention of the President of OneCap before the fact for clarification on how it will be handled. The transactions that fall under this policy include:

        o Any real estate commission listing agreement with OneCap and a related party to sell company-owned real property.

        o Any real estate commission listing agreement with OneCap and an employee of a related party to sell employee-owned real property.

        o Any real estate commission listing agreement with OneCap and an independent contractor with a related party to sell his or her real property.

        o Any real estate agreement with a related party to purchase any real property in which OneCap acts as buyer agent.

        o Any real estate agreement with an employee of a related party to purchase any real property in which OneCap acts as buyer agent.

        o Any real estate agreement with an independent contractor with a related party to purchase any real property in which OneCap acts as buyer agent.

        o Any other real estate transaction, in which OneCap represents either as a buyer or seller agent, or principal, any related party in the sale, purchase, or lease of any real property.

        o Any transaction in which OneCap brokers any mortgage loan or any type of financing for an employee, independent contractor, or related parties of OneCap.

        o Any services or work performed by OneCap or its employees at the request of any related party.

        o Any payments or agreements for payment made to or from OneCap and any related party, employees, or independent contractors.

         Referral Fees Paid Out to Brokers. OneCap has a strict policy regarding payments of referral fees to brokers for loan or real estate transactions. All brokers must have a valid state license for the type of transaction they are submitting, and OneCap will not pay any referral fees to an affiliated company, or the sponsors of said company, for any business or clients they have referred to OneCap.

Insurance Coverage by a Related Party

         OneCap currently has general liability insurance coverage through a related party. Under this arrangement, OneCap is a named insured under a policy issued to Pacific Properties and Development, LLC. The liability limits are up to $1 million per occurrence. Pacific Properties and Development, LLC is a Nevada limited liability company controlled by Steven Molasky, who is a majority stockholder in Onecap.

Other Related Party Transactions

         The following tables outline the related party transactions during the year ended June 30, 2001:

                   Transaction       Average     Transaction                                                 Transaction
Payment Amount        Volume        Revenue %        Type                Details                Entity          Dates

                                                                  OneCap represented the
                                                                 seller in the sale of 16
                                                  Real Estate    acres of land at Jeffries     Lake Mead
       $151,250       $ 8,011,820     1.89%       Commission       and Lake Mead Drive       Horizon LLC         7/00

                                                                 OneCap represented itself
                                                                    in the sublease it
                                                  Real Estate    entered into at 5450 West
       $ 13,600       $   630,723     2.16%       Commission          Sahara Avenue             OneCap           9/00

        ($6,000)          N/A          N/A         Services     OneCap paid Pacific            Pacific        7/00-9/00
          paid                                  rendered by a   Properties LLC for          Properties LLC
                                                   related      accounting and MIS
                                                   company      support services





       $ 19,800        N/A             N/A       Sublease by    OneCap subleases some of       Pacific        8/00-9/00
                                                  OneCap to     its existing space to a     Properties LLC
                                                   Pacific      related company at the
                                                 Properties    same lease terms provided
                                                    LLC                to OneCap


                                                                    OneCap procured a          Lake Mead
                                                  Mortgage       construction loan for a        Horizon
       $144,375       $28,875,000     0.50%       Broker Fee          related entity         Apartments LLC       10/00


                                                                OneCap procured a loan on
                                                  Mortgage     a land lease for a related
       $ 20,000         4,000,000     0.50%       Broker Fee              entity                 PH LLC           10/00


                                                                 OneCap represented the
                                                               seller, a related party in
                                                                 the sale of 25 acres of
                                                Real Estate     land at Maryland Pkwy and      Lake Mead
       $ 89,360       $ 4,468,000     2.00%      Commissions          Seven Hills Dr.          Horizon LLC        10/00


                                                                 OneCap obtained listing
                                                Real Estate       agreements and sold 5
       $ 18,419       $   501,364     3.67%      Commissions      homes for Pacific Homes     Pacific Homes    11/00-12/00


                                                  Services       OneCap paid Pacific
                                               rendered by a       Properties LLC for
                                                  related      accounting and MIS support       Pacific
      ($  6,000)          N/A         N/A         company              services              Properties LLC    10/00-12/00
         paid

                                                                OneCap subleases some of
                                                                 its existing space to a
                                                                 related company at the
                                                Sublease by     same lease terms provided       Pacific
       $ 30,888            N/A        N/A          OneCap               to OneCap           Properties LLC    10/00-12/00


       $177,000        35,400,000     0.50%       Mortgage     OneCap procured a                Pacific          02/01
                                                 Broker Fee    permanent loan for a          Silverado LLC
                                                               related entity


       $ 17,370         3,474,000     0.50%       Mortgage     OneCap procured a land          Lake Mead         03/01
                                                 Broker Fee    loan for a related entity      Horizon LLC


       $ 54,700        21,880,000     0.25%       Mortgage     OneCap procured a               Stephanie         03/01
                                                 Broker Fee    permanent loan for a         Apartments LLC
                                                               related entity


       $ 31,500         6,364,000     0.50%       Mortgage     OneCap procured a                Pacific          03/01
                                                 Broker Fee    mini-perm loan for a            Stonegate
                                                               related entity                 Nevada LLC


       $ 40,500         1,500,000     2.70%     Real Estate    OneCap represented the          Lake Mead         03/01
                                                 Commission    seller in the sale of land     Horizon LLC
                                                               at Seven Hills Dr


       $381,840         6,364,000     6.00%      Real Estate   OneCap represented the           Pacific          03/01
                                                 Commission    buyer and seller in an          Stonegate
                                                               apartment sale                 Nevada LLC


       $ 16,090         1,465,816     1.01%      Real Estate   OneCap represented the        Pacific Homes     02-03/01
                                                 Commission    buyer or seller of 3 homes     and PH LLC






      ($  6,000)          N/A          N/A        Services     OneCap paid PPD LLC for          PPD LLC       01/01-03/01
                                               rendered by a   accounting and MIS support
                                                related co.    services


       $ 30,888          N/A           N/A       Sublease by   OneCap subleases a portion       PPD LLC       01/01-03/01
                                                   OneCap      of its office space to a
                                                               related company


       $ 51,300         2,565,000     2.00%       Mortgage     OneCap procured equity for       Pacific          05/01
                                                 Broker Fee    a related entity               Hilltop LLC


       $382,000        38,200,000     1.00%       Mortgage     OneCap procured a                Chateau          06/01
                                                 Broker Fee    construction loan for a       Flamingo LLC
                                                               related entity


       $440,160         7,336,000     6.00%     Real Estate    OneCap represented the           Chateau          06/01
                                                 Commission    buyer in a land purchase      Flamingo LLC


       $ 47,761         2,700,000     1.77%      Real Estate   OneCap represented the           PH LLC        04/01-05/01
                                                 Commissions   buyer or seller of 2 homes


       $  2,520            84,000     3.00%      Real Estate   OneCap represented the        Pacific Homes    04/01-06/01
                                                 Commissions   buyer or seller of 1 home


      ($  6,000)         N/A           N/A       Services      OneCap paid PPD LLC for          PPD LLC       04/01-06/01
                                               rendered by a   accounting and MIS support
                                                related co.    services


       $ 30,888          N/A           N/A       Sublease by   OneCap subleases a portion       PPD LLC       04/01-06/01
                                                   OneCap      of its office space to a
                                                               related company

         At the end of the fiscal year ended June 30, 2001, the Company had been paid all related party revenues with the exception of $504,157 of the $822,160 earned from Chateau Flamingo LLC in the latest quarter. This amount was secured with a promissory note accruing interest at 12% per annum.

         Pacific Properties LLC (PPD LLC), Lake Mead Horizon LLC, Lake Mead Horizon Apartments LLC, Pacific Silverado LLC, Pacific Stonegate LLC, Pacific Hilltop LLC, Chateau Flamingo LLC, and Pacific Homes are all related parties. Steven Molasky is a majority shareholder in all of these companies. PH LLC and Stephanie Apartments LLC are related parties due to the fact that Irwin Molasky (Steven Molasky's father), and Alan Molasky (Steven Molasky's brother), are majority shareholders in these two companies, respectively.


Item 13.          Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibits indexed below are included as part of this annual report on Form 10-KSB.

                                                                                                     Page Number
                                                                                                      and Filing
     Exhibit Number                                     Description                                     Method
           1.1            Placement Agent Agreement with NevWest Securities Corporation dated       **
                          July 16, 2001
           3.1            Articles of Incorporation of the Company filed June 7, 1999               *
           3.2            By-Laws of the Company adopted June 7, 1999                               *
          10.1            Client Information Form/Agreement with Factual Data of Nevada, dated      *
                          April 18, 2000
          10.2            Service Agreement with Executive Reporting Services, dated September      *
                          15, 1999




          10.3            Mortgage Broker Agreement with Fleet Mortgage Corporation, dated          *
                          October 1, 1999
          10.4            Broker Agreement with Greenpoint Mortgage Funding, Inc., dated February   *
                          25, 2000
          10.5            Wholesale Lending Agreement with Interfirst, a division of ABN Amro       *
                          Mortgage corporation, dated October 8, 1999
          10.6            Loan Broker Agreement with Irwin Mortgage Company, dated October 14,      *
                          1999
          10.7            Broker Agreement with North American Mortgage Company, dated March 3,     *
                          2000
          10.8            Advertising Agreement with "The House Detective," dated December 20,      *
                          1999
          10.9            Advertising Agreement with "The Home Show," dated February 10, 2000       *
         10.10            Advertising Agreement with "Here is Las Vegas," dated October 13, 1999    *
         10.11            Advertising Agreement with "Southern Nevada Homes Magazine," dated        *
                          April 5, 2000
         10.12            Advertising Agreement with the Las Vegas Chamber of Commerce              *
         10.13            Advertising Agreement with "Homes and Living," dated February 9, 2000     *
         10.14            Sublease Agreement with Sierra Pacific Energy Corporation, dated July     *
                          9, 2000
         10.15            Sublease Agreement with Pacific Properties and Development LLC, dated     **
                          July 9, 2000
         10.16            Promissory Note from Pacific Properties and Development LLC, dated June   **
                          28, 2001
         10.17            Promissory Note with Bank of America, dated August 28, 2000               **
          99.1            Stock Option Plan adopted by the Board of Directors on July 27, 2000      *


* Previously filed by the Company on Form 10-SB, filed with the Commission on August 24, 2000, File No. 000-31369.

**   Filed Herewith

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OneCap


                                   By:   /s/ Vincent W. Hesser
                                      ------------------------------------------
                                         Vincent W. Hesser, President and CEO

Date: September __, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown and on the date indicated.



Date: September 27, 2001         /s/ Vincent W. Hesser
                                ------------------------------------------------
                                Vincent W. Hesser, President, CEO and Director



Date: September 27, 2001          /s/ Steven D. Molasky
                                ------------------------------------------------
                                Steven D. Molasky, Director and Chairman



Date: September 27, 2001          /s/  Tammy hardcastle
                                ------------------------------------------------
                                Tammy Hardcastle, Treasurer (Acting Principal Accounting Officer)

F-1
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
OneCap
Las Vegas, Nevada

We have audited the accompanying balance sheets of OneCap as of June 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OneCap as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BRADSHAW, SMITH & CO., LLP

July 20, 2001

Las Vegas, Nevada

                                     OneCap

                                 BALANCE SHEETS

                             JUNE 30, 2001 AND 2000

                                                                                       As of               As of
ASSETS                                                                             June 30, 2001       June 30, 2000
                                                                                 ------------------  -------------------

Current assets:
   Cash                                                                          $       1,282,491   $          492,179
   Accounts receivable (net of allowance for doubtful accounts of $-0-)                      8,338                1,238
   Notes and loans receivable, related parties, current portion (Note 2)                    31,549                    -
   Income tax receivable (Note 6)                                                                -                1,880

   Prepaid expense                                                                             707                    -
                                                                                 ------------------  -------------------

         Total current assets                                                            1,323,085              495,297

Notes receivable, related parties, net current portion (Note 2)                            540,003                    -

Property and equipment (Notes 3 and 5)                                                     183,800               31,328


Other assets (Note 4)                                                                       19,759                    -
                                                                                 ------------------  -------------------

                                                                                 $       2,066,647   $          526,625
                                                                                 ==================  ===================

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Accounts payable and other liabilities                                        $          41,076   $          101,370
   Income tax payable (Note 6)                                                             362,929                    -
   Note payable, current portion (Note 5)                                                   49,071                    -
                                                                                 ------------------  -------------------

         Total current liabilities                                                         453,076              101,370

Note payable, net current portion (Note 5)                                                  63,424                    -

Deferred income tax payable (Note 6)                                                        12,400                    -
                                                                                 ------------------  -------------------
         Total liabilities                                                                 528,900              101,370
                                                                                 ------------------  -------------------

Commitments and contingencies (Note 7)                                                           -                    -

Stockholders equity (Note 8):
     Preferred stock, $.001 par value; 5,000,000 shares authorized,                              -                    -
     no shares issued and outstanding
     Common stock, $.001 par value; 20,000,000 shares authorized,                            8,812                8,812
     8,811,618 shares issued and outstanding
   Additional paid-in capital                                                              596,518              530,518
   Retained earnings (accumulated deficit)                                                 932,417             (114,075)
                                                                                 ------------------  -------------------

                                                                                         1,537,747              425,255
                                                                                 ------------------  -------------------

                                                                                 $       2,066,647   $          526,625
                                                                                 ==================  ===================

   The Notes to Financial Statements are an integral part of these statements
--------------------------------------------------------------------------------
                                      F-2

                                     OneCap

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                     June 30, 2001     June 30, 2000
                                                                    ----------------  ----------------

Revenues:
   Loan fee and commission revenue                                  $     2,093,478   $       250,989
   Loan fee and commission revenue, related parties (Note 2)              2,079,476           603,925
   Less commission expense (Note 2)                                      (1,349,213)          (94,342)
                                                                    ----------------  ----------------
                                                                          2,823,741           760,572
                                                                    ----------------  ----------------
Expenses:
   General and administrative expenses (Note 2)                           1,307,309           865,869
   Depreciation and amortization expense                                     25,899             8,052
                                                                    ----------------  ----------------
                                                                          1,333,208           873,921
                                                                    ----------------  ----------------
Income (loss) from operations                                             1,490,533         (113,349)

Other income (expense):
   Interest and other income                                                 41,465             3,968
   Interest expense                                                         (10,415)                -
                                                                    ----------------  ----------------

Net income (loss) before income taxes                                     1,521,583          (109,381)

Income tax expense:
   Current federal                                                          462,691             3,734
   Deferred federal                                                          12,400                 -
                                                                    ----------------  ----------------
                                                                            475,091             3,734
                                                                    ----------------  ----------------

Net income (loss)                                                   $     1,046,492   $      (113,115)
                                                                    ================  ================

Earnings (loss) per common share                                    $         0.119   $        (0.024)
                                                                    ================  ================

Weighted average number of common shares outstanding                      8,811,618         4,784,536
                                                                    ================  ================




   The Notes to Financial Statements are an integral part of these statements
--------------------------------------------------------------------------------

                                     OneCap

                  STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                         Retained
                                              Common Stock              Additional       earnings
                                    ---------------------------------    paid-in       (accumulated      Stockholders'
                                        Shares           Amount          capital         deficit)           equity
                                    ---------------- ---------------  --------------  ----------------  ----------------

Balance, June 30, 1999                          100  $             -  $       19,600  $          (960)  $        18,640
     Issuance of shares,                  6,937,400            6,938               -                -             6,938
       November 1, 1999
     Issuance of shares,                  1,874,118            1,874         402,918                -           404,792
       May, 2000
     Services contributed by                      -                -         108,000                -           108,000
       stockholders
     Net loss for the year ended                  -                -               -         (113,115)         (113,115)
       June 30, 2000
                                    ---------------- ---------------- --------------- ----------------  ----------------

Balance, June 30, 2000                    8,811,618            8,812         530,518         (114,075)          425,255
     Services contributed by                      -                -          66,000                -            66,000
       stockholders
     Net income for the year ended                -                -               -        1,046,492         1,046,492
       June 30, 2001
                                    ---------------- ---------------- --------------- ----------------  ----------------

Balance, June 30, 2001                    8,811,618  $         8,812  $      596,518  $       932,417   $     1,537,747
                                    ================================= ================================ =================




   The Notes to Financial Statements are an integral part of these statements
--------------------------------------------------------------------------------

                                     OneCap

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                      June 30, 2001    June 30, 2000
                                                                     ---------------- -----------------

Cash flows from operating activities:
   Net income (loss)                                                 $     1,046,492  $       (113,115)
   Changes to net income (loss) not requiring cash outlays:
       Services contributed by stockholders                                   66,000           108,000
       Depreciation and amortization                                          25,899             8,052
   Changes in:
       Accounts receivable                                                    (7,100)            2,662
       Other assets                                                          (20,466)                -
       Accounts payable and other liabilities                                (60,294)          100,410
       Deferred tax liability                                                 12,400                 -
       Income tax receivable                                                   1,880            (1,880)
       Income tax payable                                                    362,929                 -
                                                                     ---------------- -----------------
   Net cash provided by operating activities                               1,427,740           104,129
                                                                     ---------------- -----------------

Cash flows from investing activities:
   Additions to property and equipment                                      (178,371)          (23,880)
   Increase in notes and loans receivable, related parties                  (571,552)                -
                                                                     ---------------- -----------------
   Net cash used by investing activities                                    (749,923)          (23,880)
                                                                     ---------------- -----------------

Cash flows from financing activities:
   Issuance of stock                                                               -           411,730
   Proceeds from note payable                                                150,000                 -
   Payments on note payable                                                  (37,505)                -
                                                                     ---------------- -----------------
   Net cash provided by financing activities                                 112,495           411,730
                                                                     ---------------- -----------------
   Net increase in cash                                                      790,312           491,979

Cash at beginning of period                                                  492,179               200
                                                                     ---------------- -----------------
Cash at end of period                                                $     1,282,491  $        492,179
                                                                     ================ =================
Supplemental disclosure of cash flow information:
   Cash paid for interest expense                                    $        10,415  $              -
                                                                     ================ =================
   Cash paid for income taxes                                        $        98,527            $3,734
                                                                     ================ =================
Services contributed by stockholders                                 $        66,000  $        108,000
                                                                     ================ =================
Issuance of common stock:
     In May 2000, the Company issued 214,918 shares of restricted common stock to Campbell Mello Associates for services rendered.


   The Notes to Financial Statements are an integral part of these statements
--------------------------------------------------------------------------------

                                     OneCap
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

1.     Summary of significant accounting policies:

     Organization and nature of business:

     OneCap (the "Company") was incorporated in the State of Nevada on June 7,
       1999 to serve as a loan and real estate broker for residential and commercial loan and real estate transactions. A substantial amount of the Company's revenues are derived from doing business with related entities. The Company is authorized to issue 20,000,000 shares of common stock with a par value of $.001 and 5,000,000 shares of preferred stock with a par value of $.001.

     InJune 1999, the Company issued 100 shares of common stock, no par value, in exchange for cash and other assets totaling $19,600. On November 1, 1999, the Articles of Incorporation were amended to increase the number of authorized shares of Common Stock to 20,000,000 with a par value of $.001 and to authorize 5,000,000 shares of Preferred Stock with a par value of $.001. On November 2, 1999, the 100 shares of Common Stock outstanding with no par value were exchanged for 100 shares of Common Stock with a par value of $.001 and an additional 6,937,400 shares of Common Stock with a par value of $.001 were issued for $6,900.

     InMay 2000, the Company issued an additional 1,659,200 shares of common stock through an offering in the State of Nevada. The stock was offered at $.25 per share and the maximum shares of the offering was 2,000,000 shares. The net proceeds to the Company after issuing costs of $10,000 was $404,800. In connection with the offering, the Company issued 214,918 restricted shares of common stock to Campbell Mello Associates ("CMA") for services rendered. The offering was pursuant to Section 4(2) of the Securities Act of 1933.

     There have been no other issuances of common or preferred stock.

     The Company uses the accrual method of accounting. The Company has adopted June 30 as its fiscal year end.

     Cash and cash equivalents:

     The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

1.     Summary of significant accounting policies (continued):

     Earnings per share:

     Earnings per share was computed by dividing the net income by the weighted average number of common shares outstanding. The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At June 30, 2001, all of the 231,500 stock options were excluded from the computation of diluted earnings per share because they were antidilutive.

     Use of estimates in preparation of financial statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Advertising costs:

     Advertising costs are charged to expense as incurred. Advertising expenses were $190,650 and $77,111 for the years ended June 30, 2001 and 2000, respectively.

     Recognition of loan origination fees and commissions:

     Loan origination fees and commissions are recognized upon the closing of a loan or closing of an escrow, which occurs after all significant services have been performed.

     Income taxes:

     Effective November 5, 1999, the Company revoked its S election and elected not to have the pro rata allocation of S corporation items under IRC
       Section 1362 (e)(2) apply to the S termination year. Prior to November 5, 1999, the Company was treated as an S Corporation for Federal income tax purposes. As an S Corporation, the Company passed through the taxable income and losses to its stockholders each year as recognized, and thus paid no corporate income tax itself.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

1.     Summary of significant accounting policies (continued):

     Property and equipment:

     Property and equipment is stated at cost less accumulated depreciation.
       Depreciation is provided principally on the accelerated and straight-line methods over the estimated useful lives of the assets.

     The cost of maintenance and repairs is charged to expense as incurred.
       Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     Fair value of financial instruments:

     Cash and cash equivalents, accounts receivable, notes and loans receivable, related parties, accounts payable and note payable are reported at amounts that approximate their fair values.

2.   Related party transactions:

     a.Revenues:

         A significant portion of the Company's revenues is derived from commercial loan closings and commissions from land sales for related entities in which one stockholder has an ownership interest. During the years ended June 30, 2001 and 2000, seven and three transactions accounted for 42% and 38% of gross revenues, respectively.

     b.  Office space:

         The Company leased office space from an affiliated partnership on a month-to-month basis through June, 2000. The total rent paid to the affiliated partnership for office space was $0 and $44,129 during the years ended June 30, 2001 and 2000, respectively.

         The Company subleases office space to Pacific Properties and Development, LLC, a company owned by the majority stockholders. The sublease commenced August 1, 2000 and expires January 31, 2003 with an option to renew for 20 months. Under the agreement, the Company will receive $10,275 per month with 4% annual increases each year on October 1. During the year ended June 30, 2001, the Company received $112,235 under the sub-lease.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

2.   Related party transactions (continued):

     c.  Notes and loans receivable, related parties:

         As of June 30, 2001 and 2000, notes and loans receivable, related parties consisted of the following:

                                                                                    June 30, 2001      June 30, 2000
                                                                                  ------------------ -------------------
         Note receivable from Pacific Properties and                              $         504,157  $                -
            Development, LLC, unsecured, bearing interest at
            12% per annum, with interest only payments due
            monthly, scheduled to mature in July, 2003
         Note receivable from Pacific Properties and Development, LLC, secured by furniture and equipment, bearing interest at 10.5% per annum with
            monthly principal and interest payments of $1,235,                               28,164                   -
            scheduled to mature in August, 2003
         Subscription receivable from First Capital Real Estate                              20,000                   -
            Fund, unsecured, non-interest bearing
         Commission advances to real estate agent, unsecured,
            non-interest bearing, due upon closing of sales
            transactions                                                                     19,231                   -
                                                                                  ------------------ -------------------
                                                                                            571,552                   -
         Less current portion                                                                31,549                   -
                                                                                  ------------------ -------------------
                                                                                  $         540,003  $                -
                                                                                  ================== ===================

         The Company recognized interest income totaling $2,992 and $0 during the years ended June 30, 2001 and 2000, respectively.

     d.  Services contributed by stockholders:

         During the years ended June 30, 2001 and 2000, two stockholders contributed their services, valued at $66,000 and $108,000, to the Company. Mr. Steven Molasky, CEO, contributed services valued at $36,000 and $48,000, and Mr. Vince Hesser, President, contributed services valued at $30,000 and $60,000. Mr. Molasky spent approximately 8 hours per week (or 20%) and Mr. Hesser spent approximately 20 hours per week (or 50%) of their working time on OneCap business. The Company estimates the annual full-time fair value compensation to be $240,000 for the CEO and $120,000 for the President. The values were determined based upon the Company's estimates of a reasonable compensation package for this type and size of Company and the responsibilities of this type of position.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

2.   Related party transactions (continued):

     e.  Commission expense:

         During the years ended June 30, 2001 and 2000, the Company worked on a joint acquisition project with PH LLC, a company in which a relative of the majority stockholder has an ownership interest. In connection with the project, the Company paid a portion of the commissions earned to PH LLC totaling $1,141,231 and $63,435 during the years then ended, respectively.

     f.  Administration fees:

         The Company paid administration fees to Pacific Properties and Development, LLC, a company owned by the majority stockholder, for administrative services provided. The Company paid $29,000 and $14,000 during the years ended June 30, 2001 and 2000, respectively.

3.     Property and equipment:

     Property and equipment at June 30, 2001 and 2000 consisted of the following:

                                                        June 30, 2001     June 30, 2000
                                                       ----------------  ----------------
       Computer equipment                              $        28,763   $        26,752
       Computer software                                         4,878             4,878
       Furniture and equipment                                 153,617             3,448
       Leasehold improvements                                   30,493             4,302
                                                       ----------------  ----------------
                                                               217,751            39,380
       Less accumulated depreciation                            33,951             8,052
                                                       ----------------  ----------------
                                                       $       183,800   $        31,328
                                                       ================  ================

     Depreciation expense for the years ended June 30, 2001 and 2000 was $25,899 and $8,052, respectively.

4.   Other assets:

     Other assets as of June 30, 2001 consisted of a refundable deposit of $19,759 related to an operating lease agreement, for corporate office space, expiring in January 2003 with options to renew for 20 months.

5.   Note payable:

     InAugust 2000, the Company signed a note payable agreement with a bank, secured by furniture and equipment, bearing interest at 9.5% per annum, and scheduled to mature in August 2003. The note is personally guaranteed by the majority stockholder.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

5.   Note payable (continued):

     The note payable is scheduled to mature as follows:

         For the year ending
              June 30,
       ------------------------
                2002                                                  $ 49,071
                2003                                                    53,941
                2004                                                     9,483
                                                               ----------------
                Total                                                $ 112,495
                                                               ================

6.   Income taxes:

     The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                                                                           2001              2000
                                                                                      ----------------  ----------------
       Expected tax provision at a 34% rate                                           $       517,339   $       (37,190)
       Adjustment for period under election as an S-Corporation                                     -           (49,494)
       Change in valuation allowance                                                          (49,964)           49,964
       Non-deductible fair market value of officers' salaries                                  22,440            36,720
       Other nondeductible expenses and other adjustments                                     (14,724)            3,734
                                                                                      ----------------  ----------------
                                                                                      $       475,091   $         3,734
                                                                                      ================  ================

     Deferred tax asset and deferred tax liability has been provided for taxable temporary differences related primarily to net operating loss carry forwards and excess of depreciation and amortization for tax purposes over the amount for financial reporting purposes as follows:

                                                                                           2001              2000
                                                                                      ----------------  ----------------
                                                                                      ----------------  ----------------
       Net operating loss carryforwards                                               $             -   $        49,964
       Excess of depreciation and amortization for tax purposes                               (12,400)                -
       Valuation allowance                                                                          -          (49,964)
                                                                                      ----------------  ----------------
       Net deferred tax asset (liability)                                             $       (12,400)  $             -
                                                                                      ================  ================

7.   Commitments and contingencies:

     Concentration of credit risk:

     In the normal course of business, the Company maintains cash at a financial institution in excess of federally insured limits.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

7.   Commitments and contingencies (continued):

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

     Stock option plan:

     OnJuly 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less than 100% of current FMV of the stock price) may be fixed by the Board of Directors at its sole discretion. Through June 30, 2001, 231,500 stock options have been granted and will be vested at 100% in 24 months on January 2, 2003.

     Lease agreement:

     The Company leases corporate office space in Las Vegas, Nevada, under an operating lease expiring in January 2003 with an option to renew for 20 months.

     Minimum future rental payments under the non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2001, for each of the next five years and in the aggregate are as follows:

         For the year ending
              June 30,
       ------------------------
                2002                                          $       245,814
                2003                                                  148,785
                                                              ----------------
       Total minimum future rental payments                   $       394,599
                                                              ================

     Total minimum future rental payments have not been reduced by $197,200 of sublease rentals to be received in the future. The sub-lease with Pacific Properties & Development, LLC, a company under common control, expires in January 2003, with an option to renew for 20 months.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

7.   Commitments and contingencies (continued):

     Following is a summary of rental expense under the operating lease:

                                                  2001              2000
                                             ----------------  ----------------
       Minimum rent                          $       224,824   $             -
       Less sublease rent                          (112,235)                 -
                                             ----------------  ----------------
       Total rent                            $       112,589   $             -
                                             ================  ================

8.   Stockholder's equity:

     Restricted shares of common stock:

     7,356,418 of the total shares of common stock outstanding as of June 30, 2001 are restricted.

     Preferred stock:

     The Board of Directors has the authority to issue the preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at its sole discretion. The holders of the Company's common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversation rights, which may result in the issuance of additional shares of common stock, which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences, which are senior to the rights and preferences of the common stock. Additionally, such shares could have dividend, redemption or other restrictive provisions.

     Warrants and options:

     There are 231,500 options outstanding to acquire additional shares of common stock.

     Capital contributions:

     Asdiscussed in Note 2, during the years ended June 30, 2001 and 2000, two stockholders contributed their services as CEO and President. The Company included the compensation expense in general and administrative expenses with a corresponding increase in additional paid-in-capital.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

8.   Stockholder's equity (continued):

     Stock option plan:

     In2001, the Company's Board of Directors approved the creation of the OneCap 2000 Stock Option Plan which reserves 1,250,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. The options, under the plan, are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

       The following is a summary of activity of outstanding stock options under the 2000 Stock Option Plan:


                                                Options Outstanding
                                    --------------------------------------------
                                            Shares            Weighted Average
                                                               Exercise Price
                                    -----------------------  -------------------
   Balance, June 30, 2000                                -   $                -
                                    -----------------------  -------------------
      Granted                                      232,500                 1.00
      Canceled/expired                             (1,000)                 1.00
                                    -----------------------  -------------------
   Balance, June 30, 2001                          231,500   $             1.00
                                    =======================  ===================
   Exercisable, June 30, 2001                            -   $             1.00
                                    =======================  ===================

       The following is a summary of information about the 2000 Stock Option Plan options outstanding at June 30, 2001:

                                               Weighted average       Weighted           Number            Weighted
             Range of          Number              remaining           average         exercisable          average
         exercise prices     outstanding       contractual life     exercise price                       exercise price
                                                    (years)
       ------------------- ------------------  ------------------ ------------------- ----------------  ----------------
       $             1.00            231,500                 9.5  $             1.00                0   $          1.00
       =================== ==================  ================== =================== ================  ================

       Statement of Financial Accounting Standards No. 123 - Accounting for
         Stock-Based Compensation (ASFAS 123"), provides that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principals Board Opinion No. 25 (AAPB 25").

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

8.   Stockholder's equity (continued):

     Stock option plan (continued):

       Under the fair value-based method prescribed by SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

       Aspermitted by SFAS 123, the Company accounts for these plans under APB
         25, under which no compensation cost has been recognized.

       The following table discloses the Company's proforma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options and warrants had been determined using the fair value-based method prescribed by SFAS 123.

                                                2001                 2000
                                          -----------------    -----------------
         Net income (loss):
            As reported                   $      1,046,492     $      (113,115)
            Proforma                             1,033,760            (113,115)
         Earnings (loss) per share:
            Basic:
              As reported                            0.119              (0.024)
              Proforma                               0.117              (0.024)
            Diluted:
              As reported                            0.119              (0.024)
              Proforma                               0.117              (0.024)

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

8.   Stockholder's equity (continued):

     Stock option plan (continued):

       The fair value of each award under the stock option plan is estimated on the date of grant using the Black-Scholes option pricing model. The following range of assumptions were used to estimate the fair value of the options for the year ended June 30, 2001:

                                                                         Stock Option Plan
                                                                       ----------------------
         Expected stock price volatility                                              180.0%
         Expected option lives (years)                                                    4
         Expected dividend yield                                                          -
         Risk-free interest rates                                                      5.05%
         Weighted-average fair value of options granted during year                                              $0.22

9.   Segment information:

     Revenues (net commission expense), operating income (loss) (excluding amortization and depreciation), identifiable assets, capital expenditures, and depreciation and amortization are as follows:

                                                 2001                2000
                                          -------------------  -----------------
       Revenues:
          Realty division                 $        1,829,099   $        349,011
          Mortgage division                          994,642            411,561
                                          -------------------  -----------------
                                          $        2,823,741   $        760,572
                                          ===================  =================
       Operating income (loss):
          Realty division                 $        1,406,478   $        191,007
          Mortgage division                          488,780            232,618
          Corporate                                 (378,826)          (528,922)
                                          -------------------  -----------------
                                          $        1,516,432   $       (105,297)
                                          ===================  =================
       Identifiable assets:
          Realty                          $           19,231   $              -
          Mortgage                                     8,338              1,103
          Corporate                                2,039,078            525,522
                                          -------------------  -----------------
                                          $        2,066,647   $        526,625
                                          ===================  =================
       Capital expenditures:
          Corporate                       $          178,371   $         23,880
                                          ===================  =================
       Depreciation and amortization:
          Corporate                       $           25,899   $          8,052
                                          ===================  =================

     There were no intersegment sales during 2001 and 2000.

                                     OneCap
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

10.  Subsequent event:

     OnJuly 16, 2001, the Company entered into an agreement with a Placement
       Agent to offer and sell convertible debenture units. Management is in the process of finalizing the Private Placement Memorandum for the units. The offering is expected to offer convertible debentures with a face value of $1,000, bearing interest at 12% per annum to be dated September 1, 2001. The units are expected to mature in 36 months with conversion features allowing one unit to be converted into 250 shares of the Company's common stock for $4.00 per share. The Company plans to offer 25,000 convertible debenture units with a minimum offering of 1,000 units and a maximum offering of 25,000 units. The Company's agreement with the placement agent requires fees of $45,000 to be paid to the Placement Agent in addition to a percentage of the gross proceeds from the sale of each unit of .5% or 5% per unit based on the relationship of the purchaser to the Company.