Form 10QSB
period 2001-09-30
ONECAP
filed 2001-11-14
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                    For the quarter ended September 30, 2001
                         Commission File Number: 0-31369


                                     OneCap
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                          33-0611745
----------------------------------------     -----------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                5450 Sahara Ave., 2nd Floor, Las Vegas, NV 89146
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:           (702) 948-8800
                                                              --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         X              NO      ____
         -------


There were 8,811,618 shares of common stock, $0.001 par value, outstanding as of November 7, 2001.

                                     ONECAP
                                   FORM 10-QSB


                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements

     Balance Sheet - September 30, 2001 (Unaudited), and June 30, 2001.........4

     Statement of Operations  (Unaudited) for the Three Months Ended
     September 30, 2001 and 2000...............................................5

     Statement of Changes in Stockholders' Equity for the Three Months Ended
     September 30, 2001 (Unaudited) and for the Year Ended June 30, 2001.......6

     Statements of Cash Flows (Unaudited) for the Three Months Ended September
     30, 2001 and 2000.........................................................7

     Notes to Condensed Consolidated Financial Statements (Unaudited)..........8

Item 2.  Management's Discussion and Analysis or Plan of Operation............14


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

Signatures....................................................................17

Board of Directors and Stockholders
OneCap
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of OneCap (a corporation) as of September 30, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the three months ended September 30, 2001, and 2000. These financial statements are the representation of the management of OneCap.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OneCap as of June 30, 2001, and the related statements of income, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated July 20, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ BRADSHAW, SMITH & CO., LLP

Las Vegas, Nevada
October 18, 2001

OneCap

BALANCE SHEETS

SEPTEMBER 30, 2001 (UNAUDITED) AND JUNE 30, 2001



                                                                             As of                   As of
                                                                      September 30, 2001         June 30, 2001
ASSETS                                                                    (Unaudited)
                                                                   ------------------------- ----------------------
Current assets:
         Cash                                                      $                 838,225 $            1,282,491
         Accounts receivable (net of allowance for
         doubtful accounts of $-0-)                                                   22,436                  8,338
         Notes and Loans receivable, related parties,
         current portion (Note 2)                                                     60,050                 31,549
         Income tax receivable                                                        10,700                      0
         Prepaid expense                                                                   0                    707
                                                                   ------------------------- ----------------------
                  Total current assets                                               931,411              1,323,085
Note receivable, related party, net current portion (Note 2)                         506,220                540,003
Property and equipment (Notes 3 and 4)                                               184,250                183,800
Other assets (Note 5)                                                                 51,410                 19,759

                                                                   ------------------------- ----------------------
                                                                   $               1,673,291 $            2,066,647
                                                                   ========================= ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and other liabilities                    $                  45,193 $               41,076
         Income tax payable                                                                0                362,929
         Note payable, current portion (Note 4)                                       50,280                 49,071
                  Total current liabilities                                           95,473                453,076
Note payable, net current portion (Note 4)                                            50,428                 63,424
Deferred income tax payable                                                           12,400                 12,400
                                                                   ------------------------- ----------------------
                  Total liabilities                                                  158,301                528,900
                                                                   ------------------------- ----------------------
Commitments and contingencies (Note 6)                                                    --                     --
Stockholders' equity (Note 7):
         Preferred stock, $.001 par value; 5,000,000 shares
         authorized, No shares issued and outstanding                                     --                     --
         Common stock, $.001 par value; 20,000,000 shares                              8,812                  8,812
         authorized, 8,811,618 shares issued and outstanding
         Additional paid-in capital                                                  596,518                596,518
         Retained earnings                                                           909,660                932,417
                                                                   ------------------------- ----------------------
                                                                                   1,514,990              1,537,747
                                                                   ------------------------- ----------------------
                                                                   $               1,673,291 $            2,066,647
                                                                   ========================= ======================









            The Notes to Financial Statements are an integral part of
                               these statements.

OneCap

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)



                                                                           Three months ended September 30,
                                                                             2001                     2000
                                                                   ------------------------- ----------------------

Revenues:
Loan fees and commission revenue                                   $                328,692               1,488,200
Loan fees and commission revenue, related parties (Note 2)                           169,202                164,850
Less commission expense                                                            (172,882)              (955,181)
                                                                                     325,012                697,869
                                                                   ------------------------- ----------------------
Expenses:
General and administrative expenses (Note 2)                                         379,805                328,559
Depreciation and amortization expense                                                  9,922                  4,212
                                                                   ------------------------- ----------------------
                                                                                     389,727                332,771
                                                                   ------------------------- ----------------------
Income(loss) from operations                                                        (64,715)                365,098
Other income (expense):
Interest income                                                                       33,886                 10,288
Interest expense                                                                     (2,628)                (2,365)
Net income(loss) before income taxes                                                (33,457)                373,021
                                                                   ------------------------- ----------------------
Income tax expense(benefit):
         Current federal                                                            (10,700)                 65,600
         Deferred federal                                                                  0                      0
                                                                   ------------------------- ----------------------
                                                                                    (10,700)                 65,600
                                                                   ------------------------- ----------------------
Net income(loss)                                                   $                (22,757) $             307,421
                                                                   ========================= ======================
Earnings(loss) per common share                                    $                 (0.003) $               0.035
Weighted average number of common shares outstanding                               8,811,618              8,811,618
                                                                   ========================= ======================

            The Notes to Financial Statements are an integral part of
                               these statements.

OneCap

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001(UNAUDITED) AND
FOR THE YEAR ENDED JUNE 30, 2001



                                                Common Stock           Additional      Retained     Stockholders'
                                                                         Paid-in       earnings         Equity
                                                                         capital      (deficit)
                                       ------------------------------
                                           Shares         Amount
                                       -------------- --------------- ------------- -------------- ----------------
Balance, June 30, 2000                      8,811,618 $         8,812 $     530,518 $    (114,075) $       425,255
Services contributed by stockholders               --              --        66,000             --           66,000
Net income for the year ended June 30,             --              --            --      1,046,492        1,046,492
2001
                                                   --              --            --             --               --
                                       -------------- --------------- ------------- -------------- ----------------
Balance, June 30, 2001                      8,811,618           8,812       596,518        932,417        1,537,747
Net (loss) for the three months ended              --              --            --       (22,757)         (22,757)
September 30, 2001
                                       -------------- --------------- ------------- -------------- ----------------
Balance, September 30, 2001                 8,811,618 $         8,812 $    596,518  $     909,660  $     1,514,990
                                       ============== =============== ============= ============== ================









            The Notes to Financial Statements are an integral part of
                               these statements.

OneCap

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2001 AND 2000  (UNAUDITED)


                                                                                     Three months ended
                                                                      ------------------------------------------------
                                                                        September 30, 2001       September 30, 2000
                                                                      ----------------------   -----------------------
Cash flows from operating activities:
         Net (loss)income                                             $             (22,757)   $              307,421
Changes to net (loss)income not requiring cash outlay:
                  Services contributed by stockholders                                     0                    27,000
                  Depreciation and amortization                                        9,922                     4,212
Changes in:
                  Accounts receivable                                               (14,098)                  (27,314)
                  Other assets                                                           707                  (19,737)
                  Accounts payable and other liabilities                               4,117                  (38,099)
                  Income tax receivable                                             (10,700)                         0
                  Income tax payable                                               (362,929)                    64,680
                                                                      ----------------------   -----------------------
         Net cash (used)provided by operating activities                           (395,738)                   318,163
                                                                      ----------------------   -----------------------
Cash flows from investing activities:
                  Additions to property and equipment                               (10,372)                  (74,056)
                  Decrease (increase) in notes receivable, related                     5,282                  (38,002)
                  parties
                                                                      ----------------------   -----------------------
         Net cash used in investing activities                                       (5,090)                 (112,058)
                                                                      ----------------------   -----------------------
Cash flows from financing activities:
                  Proceeds from note payable                                               0                   150,000
                  Increase in capitalized financing                                 (31,651)                         0
                  Payments on note payable                                          (11,787)                   (4,805)
         Net cash (used)provided by financing activities                            (43,438)                   145,195
                                                                      ----------------------   -----------------------
         Net (decrease)increase in cash                                            (444,266)                   351,300
Cash at beginning of period                                                        1,282,491                   492,200
                                                                      ----------------------   -----------------------
Cash at end of period                                                 $             838,225    $              843,500
                                                                      ======================   =======================
Supplemental disclosure of cash flow information:
                  Cash paid for interest expense                      $               2,628    $                2,310
                                                                      ======================   =======================
                  Cash paid for income taxes                          $             362,929    $                   940
                                                                      ======================   =======================
         Schedule of noncash activities:
                  Services contributed by stockholders                $                   0    $                27,000
                                                                      ======================   =======================



            The Notes to Financial Statements are an integral part of
                               these statements.

OneCap

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000  (UNAUDITED)


1.       Basis of presentation:

         As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended June 30, 2001 ("Fiscal 2001").

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

         Earnings per share:

         The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At September 30, 2001, all of the 227,500 stock options were excluded from the computation of diluted earnings per share because they were antidilutive. There were no stock options or common share equivalents outstanding as of September 30, 2001.

         Results of the interim periods are not necessarily indicative of those to be expected for the full year.

2.       Related party transactions:

a.       Note and loans receivable, related parties:

         As of September 30, 2001 and June 30, 2001, notes and loans receivable, related parties consisted of the following:




                                                                                       September 30, 2001     June 30, 2001
                                                                                          (unaudited)
Note receivable from Pacific Properties and Development, LLC, unsecured, bearing interest at 12% per annum, with interest only payments due monthly,
scheduled to mature in July, 2003                                                 $      489,238              $   504,157

Note receivable from Pacific Properties and Development,
LLC, secured by furniture and equipment, bearing interest
at 10.5% per annum with monthly principal and interest
payments of $1,235, scheduled to mature in August, 2003                                   26,263                   26,263

Subscription receivable from First Capital Real Estate
Fund, unsecured, non-interest bearing                                                     20,000                   20,000

OneCap

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000  (UNAUDITED)

Commission advances to real estate agent, unsecured,
non-interest bearing, due upon closing of sales transactions                              30,769                   19,231
                                                                                  --------------               ----------
                                                                                         566,270                  571,552
Less current portion                                                                      60,050                   31,549
                                                                                  --------------               ----------
                                                                                  $      506,220               $  540,003

         The Company recognized interest income totaling $23,608 and $0 during the three months ended September 30, 2001 and 2000, respectively.

b.       Revenues:

         A significant portion of the Company's revenues are derived from commercial loan closings and commissions from land sales for related entities in which one stockholder has an ownership interest. One transaction accounted for 33% and 10% of gross revenues for the periods ended September 30, 2001 and 2000, respectively.

c.       Office Space:

         The Company subleases office space to Pacific Properties and Development, LLC, a company owned by the majority stockholder. The sublease commenced August 1, 2000 and expires January 31, 2003 with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October
         1. During the three months ended September 30, 2001 and 2000, the Company received $30,825 and $29,639, respectively.

d.       Services contributed by stockholders:

         During the three months ended September 30, 2000 two stockholders contributed their services to the company valued at $27,000. Mr. Steven Molasky, CEO contributed services valued at $12,000 and Mr. Vince Hesser, President, contributed services valued at $15,000. Mr. Molasky spent approximately 8 hours per week (or 20%) and Mr. Hesser spent approximately 20 hours per week (or 50%) of their working time on Onecap business. The company estimates the annual full-time fair value compensation to be $240,000 for the CEO and $120,000 for the President. The values were determined based upon the company's estimates of a reasonable compensation package for this type of company and position.

e.       Commission expense:

         During the three months ended September 30, 2000 the Company worked on a joint acquisition project with PH LLC, a company in which a relative of the majority stockholder has an ownership interest. In connection with the project, the Company paid a portion of the commissions earned to PH LLC. PH LLC received $984,969 during the three months then ended.

3.       Property and equipment:

         Property and equipment at September 30, 2001 and June 30, 2001 consisted of the following:

OneCap

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000  (UNAUDITED)




                                                                      September 30, 2001            June 30, 2001
                                                                          (unaudited)
Computer equipment                                               $                      32,676  $               28,763
Computer software                                                                        5,950                   4,878
Furniture and equipment                                                                155,008                 153,617
Leasehold improvements                                                                  34,489                  30,493
                                                                 -----------------------------  ----------------------
                                                                                       228,123                 217,751
Less accumulated depreciation                                                           43,873                  33,951
                                                                 -----------------------------  ----------------------
                                                                 $                     184,250  $              183,800


4.       Note payable:

         In August, 2000, the Company signed a note payable agreement with a bank, secured by furniture and equipment, bearing interest at 9.5% per annum, and scheduled to mature in August, 2003. The note is personally guaranteed by the majority stockholder.

         The note payable is scheduled to mature as follows:

                  For the year ending
                  September 30,

                           2002         $   50,280
                           2003             50,428
                  ------------------
                           Total        $  100,708


5.       Other assets:

Other assets as of September 30, 2001 and June 30, 2001 consisted of the following:

OneCap

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000  (UNAUDITED)


5.       Other assets (continued):



                                              September 30, 2001            June 30, 2001
                                                  (unaudited)
Refundable deposit                       $                      19,759  $               19,759
Capitalized financing                                           31,651                      --
                                         -----------------------------  ----------------------
                                         $                      51,410  $               19,759


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

         Stock option plan:

         On July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less then 100% of current FMV of the stock price) may be fixed by the Board of Directors at its sole discretion. Through September 30, 2001, 227,500 stock options have been granted and will be vested at 100% in twenty four months on January 2, 2003.

         Lease agreement:

         On July 9, 2000, the Company entered into an operating lease agreement for corporate office space in Las Vegas, Nevada. The lease commenced on August 1, 2000 and expires January 31, 2003 with an option to renew for 20 months. Monthly payments are $21,340 with 4% annual increases each year on October 1. In connection with the lease, the Company entered into a sub-lease agreement with Pacific Properties and Development, LLC, a company under common control. The sub-lease commenced August 1, 2000 and expires January 31, 2003 with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October 1.

OneCap

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000  (UNAUDITED)


6.       Commitments and contingencies (continued):

         On July 16, 2001, the Company entered into an agreement with a Placement Agent to offer and sell convertible debenture units. The convertible debentures have a face value of $1,000 bearing interest at 11% per annum dated October 1, 2001. The units will mature in 36 months with conversion features allowing one unit to be converted into 250 units of the Company's common stock for $4.00 per share. The Company is offering 25,000 convertible debenture units with a minimum offering of 1,000 units and a maximum offering of 25,000 units.

         Placement  Agreement:

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

         Warrants and options:

         There are 227,500 options outstanding to acquire additional shares of common stock.

8.       Subsequent events:

         In October, 2001, the company made a loan to Cyberlux, Inc. The loan was for $170,000 and secured by the assets of the borrower, both tangible and intangible. The term of the loan is twelve (12) months, with a rate of interest of thirteen percent (13%).

         In October, 2001, the company contributed $250,000 into a joint venture agreement related to the potential development of an apartment complex in Carlsbad, Ca.

OneCap

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000  (UNAUDITED)


8.       Subsequent events (continued):

         In October, 2001, the company made a loan to Pacific Properties and Dev. LLC, owned by the majority stockholder. The loan was for $335,101 for a term of (12) months, with a rate of interest of twelve percent (12%).

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward- looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

Results of Operations

OneCap generated $497,894 in gross revenue for the quarter ending September 30, 2001, of which $328,692 was from core operations, and $169,202 from related party revenue related primarily to a commercial loan transaction. In the comparable quarter last year, OneCap had $1,653,050 of gross revenue, of which $81,102 was from core operations, $164,850 in related party revenue, and $1,407,098 related to a specific non-recurring property acquisition project. Although total gross revenues were down by 70% overall due to comparison including the acquisition project, core operation revenues including related party revenue were up by 102%.

Net revenues after payment of commission expense were $325,012 for the current quarter, compared to $697,869 for the comparable quarter last year ending September 30, 2000. The net revenues including core operations and related party revenue accounted for the entire $325,012 in the current quarter. In the same period last year, core operations accounted for $222,932 and the non-recurring property acquisition project produced $474,937 in net revenues after commissions. Core revenues after commission expense were up by 46%, but overall net revenues were down by 53% including the property acquisition project.

General and Administrative expenses increased from $328,559 to $379,805 during the periods ending September 30, 2000 and 2001 respectively. Expenses increased primarily due to growth and expansion of OneCap into larger office space, increases in employees and salaries, and higher marketing costs. Net Loss before tax was $33,457 for the quarter ending September 30, 2001 compared to a $373,021 Net Income for the comparable quarter ending September 30, 2000. Net Loss after tax was $22,757 for the quarter ending September 30, 2001 compared to Net Income after tax of $307,421 for the comparable quarter ending September 30, 2000. Loss per share was $0.003 for the quarter ended September 30, 2001 compared to Earnings per share of $0.035 for the comparable quarter ending 2000.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by affiliated and non-affiliated sources for the quarter ended September 30, 2001.



                                                                            Affiliated
                                                  # of             Transaction         Average             Revenue
                                              Transactions           Volume           Revenue %            Earned
Real Estate Commissions                            1                       83,000             3.00%                2,490
Mortgage Brokerage                                 1                   33,682,218             0.50%              166,712
Total Affiliated                                   2                   33,765,218             0.50%              169,202

                                                                          Non-Affiliated
                                                  # of             Transaction         Average             Revenue
                                              Transactions           Volume           Revenue %            Earned
Real Estate Commissions                           58                    9,624,615             2.68%              257,687
Mortgage Brokerage                                22                    2,690,047             2.64%               71,005
Total Non-Affiliated                              80                   12,314,662             2.67%              328,692

         Total                                    82                   46,079,880             1.08%             $497,894


The rates and fees charged to existing customers during the quarter ending September 30, 2001 is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included a $166,712 mortgage placement fee earned and paid from the procurement of construction and equity financing for a to-be-developed apartment project in Northern California in which a related entity purchased the property. This one transaction accounted for 33% of our revenues for the quarter.

Future Business

During the next year, OneCap plans on expanding its client base to obtain suitable revenue growth to consistently maintain each of its four divisions:
Commercial Realty, Commercial Financing, Residential Realty, and Residential Financing. Currently, the Company maintains offices in Las Vegas, Nevada and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products and obtaining the ability to provide services in other markets. At the end of the quarter ended September 30, 2001, the company had contracts with 57 independent realtor agents who provide commercial and residential realty services to OneCap's clients. We expect to continue to grow the number of independent agents it has contracted with.

Liquidity and Capital Resources

At September 30, 2001 the Company had working capital of $835,938 as compared with working capital of $870,009 at June 30, 2001. The change in working capital is attributable to the small net loss by operations of the company. The company will utilize its working capital to continue to fund expansion of its four divisions through increasing contracted independent agents affiliated with the company, and increasing public awareness and exposure through increased advertising and public relations. The company believes it has sufficient liquidity and working capital to continue its current operations.

On July 16, 2001, the Company entered into an agreement with a placement agent to offer and sell convertible debenture units on a best efforts basis. Management finalized the Private Placement Memorandum for the units on October 1, 2001. The offering consists of convertible debentures with a face value of $1,000, bearing interest at 11% per annum dated October 1, 2001. The units mature in 36 months with conversion features allowing one unit to be converted into 250 shares of the Company's common stock for $4.00 per share. The Company plans to offer 25,000 convertible debenture units with a minimum offering of 1,000 units ($1,000,000) and a maximum offering of 25,000 units ($25,000,000).
The intended use of proceeds is primarily real estate investments, financing loans to borrowers, and up to 15% of the offering being retained for corporate working capital. At October 30, 2001 the company has not accepted any subscriptions for the Private Placement.

         In October 2001, the Company earned loan origination fees of $335,101 for procuring a loan for Pacific Properties and Development, LLC ("PPD"). Steven Molasky, the Chairman of the Board of Directors of OneCap and a major shareholder, owns and operates PPD, a Las Vegas developer of commercial properties. In October, 2001, the Company converted its right to receive its fee on closing of the loan into a Note payable by Pacific Properties to the Company in the amount of $335,101. The Note has a term of twelve months, and bears interest at twelve percent per year.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         As noted above, the Company entered into an agreement with a placement agent to offer and sell the Company's convertible debenture units on a best efforts basis. The private placement offering consists of convertible debentures with a face value of $1,000, bearing interest at 11% per annum, dated October 1, 2001. The units mature in 36 months with conversion features allowing one unit to be converted into 250 shares of the Company's common stock for $4.00 per share. The Company is offering up to 25,000 convertible debenture units with a minimum offering of 1,000 units ($1,000,000) and a maximum offering of 25,000 units ($25,000,000). The Company intends to use any proceeds of the offering primarily for real estate investments, financing loans to borrowers, with up to 15% of the offering being retained for corporate working capital. As of November 8, 2001, the Company has not accepted any subscriptions in connection with the private placement.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1                   Promissory Note Dated October 11, 2001

         (b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OneCap


                                        By: /s/ Vincent W. Hesser
                                           ------------------------------------
                                           Vincent W. Hesser, President and CEO

Date: November 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown and on the date indicated.


                                   /s/ Vincent W. Hesser
Date: November 14, 2001          --------------------------------------------
                                 Vincent W. Hesser, President, CEO and Director


                                   /s/ Steven D. Molasky
Date: November 14, 2001          ---------------------------------------------
                                 Steven D. Molasky, Director and Chairman


                                   /s/ Tammy Hardcastle
Date: November 14, 2001          ---------------------------------------------
                                 Tammy Hardcastle, Treasurer (Acting Principal
                                 Accounting Officer)