Form 10QSB
period 2001-12-31
ONECAP
filed 2002-02-19
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                     For the quarter ended December 31, 2001
                         Commission File Number: 0-31369


                                     OneCap
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                   33-0611745
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

YES         X              NO      ____
         -------


There were 8,811,618 shares of common stock, $0.001 par value, outstanding as of February 19, 2002.

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2001
          (Unaudited), and June 30, 2001.......................................4

         Consolidated Statement of Operations  (Unaudited) for
         the Three Months Ended December 31, 2001 and 2000 (Unaudited) ........5

         Consolidated Statements of Income For the Six Months Ended December
         31, 2001 and 2000 (Unaudited).........................................6

         Consolidated Statements of Changes in Stockholders'
         Equity for the Six Months Ended December 31, 2001 (Unaudited)
         and for the Year Ended June 30, 2001..................................7

         Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 2001 and 2000 (Unaudited)...................8

         Notes to Consolidated Financial Statements For the Six Months Ended
         December 2001 and 2000 (Unaudited)....................................9

Item 2.  Management's Discussion and Analysis or Plan of Operation............16


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Signatures....................................................................19

                                    PART - I
Item 1.           Financial Statements

ONECAP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 (UNAUDITED) AND JUNE 30, 2001

                                                                                  As of                As of
                                                                            December 31, 2001      June 30, 2001
ASSETS                                                                         (Unaudited)
                                                                          ---------------------  ------------------
Current assets:
   Cash                                                                   $             206,726  $        1,282,491
   Accounts receivable (net of allowance for doubtful                                    44,449               8,338
         accounts of $-0-)
   Notes and loans receivable, current portion (Note 3)                                   6,500                   0
   Notes and Loans receivable, related parties, current portion (Note 2)                418,346              31,549
   Income tax receivable                                                                 41,400                   0
   Prepaid expense                                                                            0                 707
                                                                          ---------------------  ------------------
         Total current assets                                                           717,421           1,323,085
Notes and loans receivable (Note 3)                                                     170,000                   0
Land held for development (Notes 4 and 7)                                             1,712,000                   0
Investments (Note 5)                                                                    225,000                   0
Notes receivable, related parties, net current portion (Note 2)                         668,186             540,003
Property and equipment (Notes 6 and 7)                                                  194,918             183,800
Refundable deposits                                                                      19,759              19,759
                                                                          ---------------------  ------------------
                                                                          $           3,707,284  $        2,066,647
                                                                          =====================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other liabilities (Note 2)                        $             293,370  $           41,076
   Income tax payable                                                                         0             362,929
   Notes payable, current portion (Note 7)                                            1,331,804              49,071
            Total current liabilities                                                 1,625,174             453,076
Notes payable, net current portion (Note 7)                                              37,105              63,424
Deferred income tax payable                                                              12,400              12,400
                                                                          ---------------------  ------------------
            Total liabilities                                                         1,674,679             528,900
                                                                          ---------------------  ------------------
Commitments and contingencies (Note 8)                                                       --                  --
Minority interest (Note 9)                                                              381,336                   0
Stockholders' equity (Note 10):
   Preferred stock, $.001 par value; 5,000,000 shares authorized,                            --                  --
         No shares issued and outstanding
   Common stock, $.001 par value; 20,000,000 shares authorized,                           8,812               8,812
         8,811,618 shares issued and outstanding
   Additional paid-in capital                                                           596,518             596,518
   Retained earnings                                                                  1,045,939             932,417
                                                                          ---------------------  ------------------
                                                                                      1,651,269           1,537,747
                                                                          ---------------------  ------------------
                                                                          $           3,707,284  $        2,066,647
                                                                          =====================  ==================

       The Notes to Consolidated Financial Statements are an integral part of these statements.

ONECAP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)


                                                                           Three months ended December 31
                                                                          2001                        2000
                                                                 -----------------------     ----------------------
Revenues:
Loan fees and commission revenue                                 $              298,649      $              75,459
Loan fees and commission revenue, related parties (Note 2)                      504,387                    252,154
Service fee revenue (Note 2)                                                        400                          0
Less commission expense                                                        (154,869)                   (38,462)
                                                                                648,567                    289,151
                                                                 -----------------------     ----------------------
Expenses:
General and administrative expenses (Note 2)                                    452,748                    315,637
Depreciation and amortization expense                                            11,068                      5,844
                                                                 -----------------------     ----------------------
                                                                                463,816                    321,481
                                                                 -----------------------     ----------------------
Income(loss) from operations                                                    184,751                    (32,330)
Other income (expense):
Interest income (Note 2)                                                         21,680                     12,125
Interest expense                                                                 (1,952)                    (2,079)
Net income(loss) before income taxes                                            204,479                    (22,284)
                                                                 -----------------------     ----------------------
Income tax expense:
         Current federal                                                         68,200                      1,156
         Deferred federal                                                             0                      4,700
                                                                 -----------------------     ----------------------
                                                                                 68,200                      5,856
                                                                 -----------------------     ----------------------
Net income(loss)                                                 $              136,279      $             (28,140)
                                                                 =======================     ======================
Earnings(loss) per common share                                  $                0.015      $              (0.003)
Weighted average number of common shares outstanding                          8,811,618                  8,811,618
                                                                 =======================     ======================

       The Notes to Consolidated Financial Statements are an integral part of these statements.

ONECAP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

                                                                           Six months ended December 31
                                                                        2001                       2000
                                                               ----------------------   ---------------------------
Revenues:
Loan fees and commission revenues                              $             627,341    $                1,563,659
Loan fees and commission revenue, related parties(Note 2)                    673,589                       417,004
Service fee revenue (Note 2)                                                     400                             0
Less commission expense                                                     (327,751)                     (993,643)
                                                                             973,579                       987,020
                                                               ----------------------   ---------------------------
Expenses:
General and administrative expenses (Note 2)                                 832,553                       644,196
Depreciation and amortization expense                                         20,990                        10,056
                                                               ----------------------   ---------------------------
                                                                             853,543                       654,252
                                                               ----------------------   ---------------------------
Income from operations                                                       120,036                       332,768
Other income (expense):
Interest income  (Note 2)                                                     55,566                        22,413
Interest expense                                                              (4,580)                       (4,444)
Net income before income taxes                                               171,022                       350,737
                                                               ----------------------   ---------------------------
Income tax expense:
         Current federal                                                      57,500                        66,756
         Deferred federal                                                          0                         4,700
                                                               ----------------------   ---------------------------
                                                                              57,500                        71,456
                                                               ----------------------   ---------------------------
Net income                                                     $             113,522    $                  279,281
                                                               ======================   ===========================
Earnings per common share                                      $               0.013    $                    0.032
Weighted average number of common shares outstanding                       8,811,618                     8,811,618
                                                               ======================   ===========================


       The Notes to Consolidated Financial Statements are an integral part of these statements.

ONECAP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001(UNAUDITED) AND
FOR THE YEAR ENDED JUNE 30, 2001




                                             Common Stock                             Retained
                                       -------------------------    Additional        earnings     Stockholders'
                                          Shares       Amount     Paid-in capital    (deficit)         Equity
                                       ------------ ------------  ----------------- -------------- ----------------
Balance, June 30, 2000                    8,811,618  $    8,812   $        530,518  $    (114,075) $       425,255
Services contributed by stockholders             --          --             66,000             --           66,000
Net income for the year ended                    --          --                 --      1,046,492        1,046,492
    June 30, 2001
                                       ------------ ------------  ----------------- -------------- ----------------
Balance, June 30, 2001                    8,811,618       8,812            596,518        932,417        1,537,747
Net income for the six months                    --          --                 --        113,522          113,522
    ended December 31, 2001
                                       ------------ ------------  ----------------- -------------- ----------------
Balance, December 31, 2001                8,811,618 $     8,812   $        596,518  $   1,045,939  $      1,651,269
                                       ============ ============  ================= ============== ================







       The Notes to Consolidated Financial Statements are an integral part of these statements.

ONECAP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000  (UNAUDITED)


                                                                               Six months ended
                                                           --------------------------------------------------------
                                                                December 31, 2001             December 31 2000
                                                           ----------------------------  --------------------------
Cash flows from operating activities:
  Net income                                               $                   113,522   $                 279,281
Changes to net income not requiring cash outlay:
    Services contributed by stockholders                                             0                      54,000
    Depreciation and amortization                                               20,990                      10,056
Changes in:
    Accounts receivable                                                        (36,111)                     (7,482)
    Other assets                                                                   707                     (19,759)
    Accounts payable and other liabilities                                     252,294                     (59,038)
    Interest receivable                                                              0                      (1,284)
    Deferred tax liability                                                           0                       4,700
    Income tax receivable                                                      (41,400)                          0
    Income tax payable                                                        (362,929)                    (65,193)
                                                           ----------------------------  --------------------------
  Net cash (used)provided by operating activities                              (52,927)                    195,281
                                                           ----------------------------  --------------------------
Cash flows from investing activities:
    Additions to property and equipment                                        (32,108)                    (82,073)
    Increase in land held for investment                                      (431,336)                          0
    Investments in Limited Liability Companies                                (225,000)                          0
    Increase in notes and loans receivable                                    (176,500)                          0
    Increase in notes receivable, related parties                             (514,980)                    (38,000)
                                                           ----------------------------  --------------------------
  Net cash used in investing activities                                     (1,379,924)                   (120,073)
                                                           ----------------------------  --------------------------
Cash flows from financing activities:
    Proceeds from note payable                                                       0                     150,000
    Increase in minority interest                                              381,336                           0
    Payments on note payable                                                   (24,250)                    (14,646)
  Net cash provided by financing activities                                    357,086                     135,354
                                                           ----------------------------  --------------------------
  Net (decrease)increase in cash                                            (1,075,765)                    210,562
Cash at beginning of period                                                  1,282,491                     492,179
                                                           ----------------------------  --------------------------
Cash at end of period                                      $                   206,726   $                 702,741
                                                           ============================  ==========================
Supplemental disclosure of cash flow information:
    Cash paid for interest expense                         $                     4,580   $                   4,444
                                                           ============================  ==========================
    Cash paid for income taxes                             $                   461,829   $                 132,140
                                                           ============================  ==========================
Schedule of noncash activities:
   Services contributed by stockholders                    $                         0   $                  54,000
                                                           ============================  ==========================
   Note payable incurred in acquisition of land held for   $                 1,280,664   $                       0
   development
                                                           ============================  ==========================


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000  (UNAUDITED)


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

Principles of consolidation:

The consolidated financial statements include the accounts of Onecap and its wholly owned subsidiaries and majority-owned subsidiaries (the "Company"). The wholly owned subsidiaries include Onecap Properties, Onecap Realty, and Onecap Mortgage. The majority-owned subsidiaries include Pacific Carlsbad Summit, MM. Inc, owned 100% by Onecap, and Pacific Hilltop 2, LLC, owned 60% by Onecap.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share:

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At December 31, 2001, all 225,500 stock options outstanding were excluded from the computation of diluted earnings per share because they were antidilutive.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

2.       Related party transactions:

a.       Notes and loans receivable, related parties:


As of December 31, 2001 and June 30, 2001, notes and loans receivable, related parties consisted of the following:

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000  (UNAUDITED)

a.       Notes and loans receivable, related parties (Continued):


                                                             December 31, 2001         June 30, 2001
                                                                (unaudited)
                                                          ------------------------  --------------------
Note receivable from Pacific Properties and               $               671,658   $            504,157
Development, LLC, a company owned by the majority
stockholder, unsecured, bearing interest at 12% per
annum, with interest only payments due monthly,
scheduled to mature in July, 2003

Loan receivable from Melita Company, LLC, a member                        381,336                      0
of Pacific Hilltop 2, LLC, a majority-owned subsidiary,
unsecured, non-interest bearing, repaid in January 2002.

Note receivable from Pacific Properties and                                23,007                28,164
Development LLC, a company owned by the majority
stockholder, secured by furniture and equipment,
bearing interest at 10.5% per annum, with monthly
principal and interest payments of $1,235, scheduled to
mature in August, 2003.

Subscription receivable from First Capital Real Estate                          0                20,000
Fund, unsecured, non-interest bearing.

Commission advances to real estate agent, unsecured,                       10,531                19,231
non-interest bearing, due upon closing of sales
transactions.
                                                          ------------------------  --------------------
                                                                        1,086,532               571,552
Less current portion                                                     (418,346)              (31,549)
                                                          ------------------------  --------------------
                                                          $               668,186   $           540,003
                                                          ========================  ====================

         The Company recognized interest income on related party loans totaling $38,252 and $1,334 during the six months ended December 31, 2001 and 2000, respectively.

         b.       Revenues:

         A significant portion of the Company's revenues are derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. Two transactions and three transactions accounted for 34% and 19% of gross revenues for the periods ended December 31, 2001 and 2000, respectively.

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000  (UNAUDITED)

         c.       Office Space:

         The Company subleases office space to Pacific Properties and Development, LLC, a company owned by the majority stockholder. The sublease commenced August 1, 2000, and expires January 31, 2003, with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October 1. During the six months ended December 31, 2001 and 2000, the Company received $63,735 and $41,100, respectively.

         d.       Services contributed by stockholders:

         During the six months ended December 31, 2000, two stockholders contributed their services to the company valued at $54,000. Steven Molasky, the Company's CEO contributed services valued at $24,000, and Vince Hesser, the Company's President, contributed services valued at $30,000. Mr. Molasky spent approximately 8 hours per week (or 20%) and Mr. Hesser spent approximately 20 hours per week (or 50%) of their working time on OneCap business. The company estimates the annual full-time fair value compensation to be $240,000 for the CEO and $120,000 for the President. The values were determined based upon the company's estimates of a reasonable compensation package for this type of company and position.

         e.       Commission expense:

         During the six months ended December 31, 2000, the Company worked on a joint acquisition project with PH LLC, a company in which a relative of the majority stockholder has an ownership interest. In connection with the project, the Company paid a portion of the commissions earned to PH LLC. PH LLC received $984,969 during the six months then ended.

         f.       Service fee revenue:

During the six months ended December 31, 2001, the Company serviced a loan for a company, Lake Mead Horizon LLC, in which two of the members also own 79% of Onecap. Onecap earned $400 in fees from servicing the loan during the six months ended December 31, 2001.

         g. Accounts payable and other liabilities as of December 31, 2001 included $235,101 due to Pacific Properties Development, LLC, a company owned by the majority stockholder, non-interest bearing, paid in January, 2002.

3.       Notes and loans receivable:

         As of December 31, 2001, and June 30, 2001, notes and loans receivable consisted of the following:

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000  (UNAUDITED)

3.       Notes and loans receivable (Continued):



                                                                     December 31, 2001         June 30, 2001
                                                                        (unaudited)
                                                                     ------------------      ------------------
            Notes    receivable    from   PCTV    Homes,
            unsecured,   non-interest  bearing,  due  on
            demand.
                                                                     $        6,500          $        0
            Note receivable  from Cyberlux  Corporation,
            secured  by assets of the  Company,  bearing
            interest  at 13% per  annum,  with  interest
            prepaid  for the  first six  months  and the
            greater  of  interest  only  or 5% of  gross
            revenue  thereafter.  Scheduled to mature in
            October,  2002, with a six month  extension.
            The  note  has  a  conversion   feature  for
            common stock of Cyberlux.

                                                                            170,000                   0
                                                                     ------------------      ------------------
                                                                            176,500                   0
            Less current portion                                             (6,500)                  0
                                                                     ------------------      ------------------
                                                                     $      170,000          $        0
                                                                     ==================      ==================



4.       Land held for development:

         Land held for development as of December 31, 2001, consists of 3.92 acres of real property in Henderson, Nevada. Pacific Hilltop 2, LLC is planning on developing the land and building commercial rental property.

5.        Investments:

         Investments at December 31, 2001, consisted of 25% investment in MF Devco-Carlsbad, LLC ("MF Devco"). The principal business activity of MF Devco is to acquire, develop, operate and sell a parcel of real property in Carlsbad, California.

         As of December 31, 2001, the company had not commenced operations. The only activity was member contributions and placing $225,000 of earnest money in escrow for a parcel of land in Carlsbad, California.

6.       Property and equipment:

         Property and equipment at December 31, 2001, and June 30, 2001, consisted of the following:

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000  (UNAUDITED)

6.       Property and equipment (Continued):


                                                            December 31, 2001           June 30,
                                                               (unaudited)                 2001

                                                           -------------------    ---------------------
Computer equipment                                         $            47,121    $              28,763
Computer software                                                        5,950                    4,878
Furniture and equipment                                                162,033                  153,617
Leasehold improvements                                                  34,757                   30,493
                                                           -------------------    ---------------------
                                                                       249,861                  217,751
Less accumulated depreciation                                           54,943                   33,951
                                                           -------------------    ---------------------
                                                           $           194,918    $             183,800
                                                           ===================    =====================


7.       Notes payable:

         Notes payable as of December 31, 2001, and June 30, 2001, consisted of the following:

                                                                            December 31, 2001       June 30, 2001
                                                                               (unaudited)
                                                                           ---------------------  ------------------
           Note  payable  to  Del  Webb,  secured  by  land  held  for development,  with a 2%  discount if paid off by January 4,
           2002.  Refinanced  on January  4, 2002 with an 8%  interest
           bearing loan, scheduled to mature on July 4, 2002.              $        1,280,664     $             0

           Note  payable  to  a  bank,   secured  by   furniture   and
           equipment,  bearing  interest at 9.5% per annum,  scheduled
           to  mature  in  August,   2003.   The  note  is  personally
           quaranteed by the majority stockholder.                                     88,245             112,495
                                                                           ---------------------  ------------------
                                                                                    1,368,909             112,495
           Less current portion                                                    (1,331,804)            (49,071)
                                                                           ---------------------  ------------------
                                                                           $           37,105     $        63,424
                                                                           =====================  ==================


         The notes payable are scheduled to mature as follows:

                  For the year ending
                  December 31,

                  2002                               $        1,331,804
                  2003                                         37,105
                  Total                              $        1,368,909

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000  (UNAUDITED)


8.       Commitments and contingencies:

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

         Stock option plan:

         On July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options and to set certain terms, including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less then 100% of current FMV of the stock price). Through December 31, 2001, 225,500 of the stock options that have been granted are still outstanding and will be vested at 100% on January 2, 2003.

         Lease agreement:

         On July 9, 2000, the Company entered into an operating lease agreement for corporate office space in Las Vegas, Nevada. The lease commenced on August 1, 2000, and expires January 31, 2003, with an option to renew for 20 months. Monthly payments are $21,340 with 4% annual increases each year on October 1. In connection with the lease, the Company entered into a sub-lease agreement with Pacific Properties and Development, LLC, a company under common control. The sub-lease commenced August 1, 2000, and expires January 31, 2003, with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October 1.

         Convertible debenture units:

         On July 16, 2001, the Company entered into an agreement with a Placement Agent to offer and sell convertible debenture units. The convertible debentures have a face value of $1,000 bearing interest at 12% per annum dated October 1, 2001. The units will mature in 36 months with conversion features allowing one unit to be converted into 250 units of the Company's common stock for $4.00 per share. The Company is offering 25,000 convertible debenture units with a minimum offering of 1,000 units and a maximum offering of 25,000 units.

         The Company's agreement with the placement agent requires fees of $45,000 to be paid to the Placement Agent in addition to a percentage of the gross proceeds from the sale of each unit ranging from 0.5% to 5% per unit based on the relationship of the purchaser to the Company.

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000  (UNAUDITED)

9.       Minority interest:

         The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC, of which Onecap owned 60% at December 31, 2001. The minority interest in the consolidated balance sheets consist of the remaining 40% which is not owned by the company.

10.      Stockholders' equity:

         Restricted shares of common stock:

         7,356,418 of the total shares of common stock outstanding are restricted.

         Preferred stock:

         The Board of Directors has the authority to issue preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at its sole discretion. The holders of the Company's common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversion rights, which may result in the issuance of additional shares of common stock, which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences which are senior to the rights and preferences of the common stock. Additionally, such shares could have dividend, redemption or other restrictive provisions.

         Warrants and options:

         There are options outstanding to acquire up to 225,500 shares of common stock.

11.      Trust accounts:

         The Company manages certain trust assets including cash and receivables on behalf of investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At December 31, 2001, the cash held in trust was $4,800, and the trust receivable was $0. The related trust liability was $4,800 at December 31, 2001. The trust assets and liabilities are not recorded on the balance sheet of the Company at December 31, 2001.

12.      Loans serviced for others:

         The Company services loans for others, which are not shown on the balance sheet. The face amount of these loans at December 31, 2001 approximated $600,000. The Company receives a servicing fee for the services rendered.

13.      Subsequent event:

         In January, 2002, the company issued an additional 150,000 stock options to its President, under the stock option plan.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

General

OneCap (or the "Company"), a Nevada corporation, was incorporated on June 7, 1999. The Company is a full service realty and mortgage company specializing in both residential and commercial transactions. Our goal is to create a one-stop, full-service real estate company that can coordinate and handle all types of transactions from start to finish. We can assist clients in home sales, home purchases, home mortgages, commercial property acquisitions, commercial property dispositions, commercial financing, commercial leasing, and other related real estate services. Our management team brings many years of experience in real estate service to their clients.

The Company has expanded its scope to include real property investments through a wholly owned subsidiary, OneCap Properties. The goal of OneCap Properties is to capitalize on specific built, or to-be-built, investment opportunities in real estate properties through value-added development, repositioning, or asset appreciation.

Results of Operations

OneCap generated $803,436 in gross revenue for the quarter ending December 31, 2001, of which $299,049 was from core operations, and $504,387 from related party revenue related to commercial loan and realty transactions. In the comparable quarter last year, OneCap had $327,613 of gross revenue, of which $75,459 was from core operations and $252,154 in related party revenue. Total gross revenues for the current quarter were up by 145% including related party revenue, and core operation revenues were up by 296%. Net revenues after payment of commission expense were $648,567 for the current quarter, compared to $289,151 for the comparable quarter ending December 31, 2000, a 124% increase. For the six-month period ending December 31, 2001, OneCap generated $973,579 in net revenues after commission expense, compared to $987,020 during the comparable period ending December 31, 2000.

General and administrative expenses increased to $463,816 from $321,481 during the quarters ending December 31, 2001 and 2000 respectively. Expenses increased primarily due to growth and expansion of OneCap, increases in number of employees and salaries, and higher marketing costs. For the six months ending December 31, 2001 and 2000, General and administrative expenses were $853,543 and $654,252, respectively, a 30% increase. Net income before tax was $204,479 for the quarter ending December 31, 2001, compared to a net loss of $22,284 for the comparable quarter ending December 31, 2000. Net income after tax was $136,279 for the quarter ending December 31, 2001, compared to net loss after tax of $28,140 for the comparable quarter ending December 31, 2000. Earnings per share were $0.015 for the quarter ended December 31, 2001, compared to a loss per share of $0.003 for the comparable quarter ending December 31, 2000. For the six-month period ending December 31, 2001, Net income after tax was $113,522, or $0.013 per share, as compared to $279,281, or $0.032 per share, in the comparable period ending December 31, 2000.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources for the quarter ended December 31, 2001.




                                                                         Related

                                             # of                   Transaction            Average          Revenue
                                         Transactions                 Volume               Revenue %        Earned
                                        ------------------       ----------------      ---------------   ------------
Real Estate Commissions                        2                     5,985,052               2.86%          170,928
Mortgage Brokerage                             3                    34,306,000               0.97%          333,459
                                               -                    ----------                              -------
Total Related                                  5                    40,291,052               1.25%          504,387



                                                                       Non-Related

                                             # of                   Transaction            Average          Revenue
                                         Transactions                 Volume               Revenue %        Earned
                                        ------------------       ----------------      ---------------   ------------
Real Estate Commissions                       42                    10,281,063               2.16%          222,501
Mortgage Brokerage                            25                     3,067,826               2.50%           76,548
                                              --                     ---------                               ------
Total Non-Related                             67                    13,348,889               2.24%          299,049

         Total                                72                    53,639,941               1.50%    $     803,436





The rates and fees charged to existing customers during the quarter ending December 31, 2001, is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included a $276,260 mortgage placement fee earned from the procurement of construction and equity financing for a to-be-developed apartment project in Las Vegas, Nevada, in which a related entity purchased the property, and a $85,550 real estate commission earned from the purchase of the land for that project. OneCap also purchased
3.92 acres of commercially entitled property in Las Vegas and represented itself in the land purchase, earning an $85,378 real estate commission. These transactions accounted for 56% of our revenues for the quarter. During the latest quarter, the Company made an investment of $225,000 for a 25% participation in a real estate limited liability company whose purpose is to acquire a specific parcel under contract and develop a 146-unit apartment complex in Carlsbad, California. The property has a current as-is appraised value of $7,000,000, with current debt and equity obligations of $5,000,000.

Future Business

During the next year, OneCap plans to expand its client base to obtain suitable revenue growth to consistently maintain each of its four divisions: Commercial Realty, Commercial Financing, Residential Realty, and Residential Financing. Currently, the Company maintains offices in Las Vegas, Nevada, and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products and obtaining the ability to provide services in other markets. At the end of the quarter ended December 31, 2001, the company had contracts with 58 independent realtor agents who provide commercial and residential realty services to OneCap's clients. We expect to continue to grow the number of independent agents the Company has contracted with.

The Company has also begun operations related to private trust deed investing in its Commercial Finance division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. On December 31, 2001, the company funded and is currently servicing $600,000 in private trust deeds. The company expects to expand this division and its investor base during the next twelve months. The Company's wholly owned subsidiary, OneCap Properties, also expects to continue to expand its asset base through future acquisitions and investments.

Liquidity and Capital Resources

At December 31, 2001 the Company had a working capital deficit of $907,753 as compared with working capital of $870,009 at June 30, 2001. The change in working capital is attributable to the acquisition of long-term assets, such as purchase of land held for development with a $1,280,000 short-term note, notes receivable from various related and un-related parties, and investment in a to-be-developed apartment real estate partnership. The Company plans to overcome this working capital deficit by refinance of the $1,280,000 note into a long-term structure within a limited liability company structure, collection of certain notes and loans receivable, or conversion of investments to current assets. The company believes it has sufficient business plans and operations to provide liquidity and working capital to continue its current operations.

On July 16, 2001, the Company entered into an agreement with a placement agent to offer and sell convertible debenture units on a best-efforts basis. Management finalized the Private Placement Memorandum for the units on October 1, 2001. The offering consists of convertible debentures with a face value of $1,000, bearing interest at 11% per annum dated October 1, 2001. The units mature in 36 months with conversion features allowing one unit to be converted into 250 shares of the Company's common stock for $4.00 per share. The Company plans to offer 25,000 convertible debenture units with a minimum offering of 1,000 units ($1,000,000) and a maximum offering of 25,000 units ($25,000,000).
The intended use of proceeds is primarily real estate investments, financing loans to borrowers, and up to 15% of the offering being retained for corporate working capital. As of December 31, 2001 the company has not accepted any subscriptions for the Private Placement.

         In October 2001, the Company earned loan origination fees of $335,101 for procuring a loan for Pacific Properties and Development, LLC ("PPD"). Steven Molasky, the Chairman of the Board of Directors of OneCap and a major shareholder, owns and operates PPD, a Las Vegas developer of commercial properties. In October, 2001, the Company converted its right to receive its fee on closing of the loan into a Note payable by Pacific Properties to the Company in the amount of $335,101. The Company repaid $100,000 in December 2001, and repaid the remaining balance of $235,101 in January 2002.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

As noted above, on July 16, 2001, the Company entered into an agreement with a placement agent to offer and sell convertible debenture units on a best-efforts basis. Management finalized the Private Placement Memorandum for the units on October 1, 2001. The offering consists of convertible debentures with a face value of $1,000, bearing interest at 11% per annum dated October 1, 2001. The units mature in 36 months with conversion features allowing one unit to be converted into 250 shares of the Company's common stock for $4.00 per share. The Company plans to offer 25,000 convertible debenture units with a minimum offering of 1,000 units ($1,000,000) and a maximum offering of 25,000 units ($25,000,000). The intended use of proceeds is primarily real estate investments, financing loans to borrowers, and up to 15% of the offering being retained for corporate working capital. As of December 31, 2001 the company has not accepted any subscriptions for the Private Placement.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 20, 2001, the Company held its Annual Meeting of Shareholders in Las Vegas, Nevada. The record date for the meeting was October 23, 2001, on which date there were 8,811,618 shares of the Company's common stock outstanding.

The first matter voted upon at the meeting was the election of directors. The following directors were elected:

                           Shares             Shares              Shares
Director                 Voted in Favor     Voted Against       Abstaining

Steven D. Molasky          8,250,751             0                 1,000
Vincent W. Hesser          8,250,751             0                 1,000

The second matter voted upon at the meeting was the approval of Bradshaw Smith & Co, LLP, as the independent public accountants for the Company. The results of the voting were 8,251,751 shares in favor, 0 shares against, and 284,210 shares withheld or abstaining.

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

Date: February 19, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown and on the date indicated.


                                   /s/ Vincent W. Hesser
Date: February 19, 2002           ----------------------------------------------
                                  Vincent W. Hesser, President, CEO and Director


                                   /s/ Steven D. Molasky
Date: February 19, 2002           ----------------------------------------------
                                  Steven D. Molasky, Director and Chairman


                                   /s/ Tammy Hardcastle
Date: February 19, 2002           ----------------------------------------------
                                  Tammy Hardcastle, Treasurer (Acting Principal
                                  Accounting Officer)