Form 10QSB
period 2002-03-31
ONECAP
filed 2002-05-15
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                      For the quarter ended March 31, 2002
                         Commission File Number: 0-31369


                                     OneCap
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                      33-0611745
----------------------------------          -----------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                5450 Sahara Ave., 2nd Floor, Las Vegas, NV 89146
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (702) 948-8800
                                                           ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         X              NO      ____
         -------


There were 8,811,618 shares of common stock, $0.001 par value, outstanding as of May 14, 2002.

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                        Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2002 (Unaudited), and June 30, 2001                      3

         Consolidated Statement of Operations  (Unaudited) for the Three Months Ended
         March 31, 2002 and 2000 (Unaudited)                                                              4

         Consolidated Statements of Income For the Nine Months Ended March
         31, 2002 and 2001 (Unaudited)                                                                    5

         Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
         March 31, 2002 (Unaudited) and for the Year Ended June 30, 2001                                  6

         Consolidated Statements of Cash Flows for the Nine Months Ended March 31,
         2002 and 2001 (Unaudited)                                                                        7

         Notes to Consolidated Financial Statements For the Nine Months Ended
         March 2002 and 2001 (Unaudited)                                                                  8

Item 2.  Management's Discussion and Analysis or Plan of Operation                                        15


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                                        19

Item 4.  Submission of Matters to a Vote of Security Holders                                              19

Signatures                                                                                                20

                                    PART - I
Item 1.           Financial Statements

OneCap

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 (UNAUDITED) AND JUNE 30, 2001


                                                                                         As of             As of
                                                                                    March 31, 2002     June 30, 2001
ASSETS                                                                                (Unaudited)
                                                                                   -----------------  ------------------
Current assets:
   Cash                                                                            $         424,630  $       1,282,491
   Accounts receivable (net of allowance for doubtful accounts of $-0-)                       64,767              8,338
   Notes and loans receivable, current portion (Note 3)                                        8,386                  0
   Notes and Loans receivable, related parties, current portion (Note 2)                     143,593             31,549
   Income tax receivable                                                                      68,500                  0
   Prepaid expense                                                                                 0                707
                                                                                   -----------------  ------------------
                                                                                   -----------------  ------------------
           Total current assets                                                              709,876          1,323,085
Notes and loans receivable (Note 3)                                                          170,000                  0
Land held for development (Notes 4 and 7)                                                  1,694,492                  0
Investments (Note 5)                                                                         225,000                  0
Notes receivable, related parties, net current portion (Note 2)                              499,851            540,003
Property and equipment (Notes 6 and 7)                                                       183,468            183,800
Refundable deposits                                                                           19,759             19,759
                                                                                   -----------------  ------------------
                                                                                   $       3,502,446  $       2,066,647
                                                                                   =================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other liabilities                                          $          88,916  $          41,076
   Income tax payable                                                                              0            362,929
   Notes payable, current portion (Note 7)                                                 1,333,031             49,071
                                                                                   -----------------  ------------------
            Total current liabilities                                                      1,421,947            453,076
Notes payable, net current portion (Note 7)                                                   23,465             63,424
Deferred income tax payable                                                                   12,400             12,400
                                                                                   -----------------  ------------------
            Total liabilities                                                              1,457,812            528,900
                                                                                   -----------------  ------------------
Commitments and contingencies (Note 8)                                                            --                 --
Minority interest (Note 9)                                                                   450,000                  0
Stockholders' equity (Note 10):
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
         No shares issued and outstanding                                                         --                 --
   Common stock, $.001 par value; 20,000,000 shares authorized,
         8,811,618 shares issued and outstanding                                               8,812              8,812
   Additional paid-in capital                                                                596,518            596,518
   Retained earnings                                                                         989,304            932,417
                                                                                   -----------------  ------------------
                                                                                           1,594,634          1,537,747
                                                                                   -----------------  ------------------
                                                                                   $       3,502,446  $       2,066,647
                                                                                   =================  ==================


             The Notes to Consolidated Financial Statements are an integral part of these statements.

   OneCap

   CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
   (UNAUDITED)

                                                                                  Three months ended March 31
                                                                                 2002                    2001
                                                                         ----------------------  ----------------------

Revenues:
Loan fees and commission revenue                                         $             180,483   $             339,455
Loan fees and commission revenue, related parties (Note 2)                             237,135                 719,000
Service fee revenue (Note 2)                                                            12,998                       0
Less commission expense                                                              (109,391)               (219,078)
                                                                         ----------------------  ----------------------
                                                                                       321,225                 839,377
                                                                         ----------------------  ----------------------
Expenses:
General and administrative expenses (Note 2)                                           413,006                 325,570
Depreciation and amortization expense                                                   11,451                   6,817
                                                                         ----------------------  ----------------------
                                                                                       424,457                 332,387
                                                                         ----------------------  ----------------------
Income(loss) from operations                                                         (103,232)                 506,990
Other income (expense):
Interest income (Note 2)                                                                21,657                   9,570
Interest expense                                                                       (2,160)                 (3,061)
                                                                         ----------------------  ----------------------
Net income(loss) before income taxes                                                  (83,735)                 513,499
                                                                         ----------------------  ----------------------
Income tax expense (benefit):
         Current federal                                                              (27,100)                 178,670
         Deferred federal                                                                    0
                                                                                                                     0
                                                                         ----------------------  ----------------------
                                                                                      (27,100)                 178,670
                                                                         ----------------------  ----------------------
Net income(loss)                                                         $            (56,635)   $             334,829
                                                                         ======================  ======================
Earnings(loss) per common share                                          $             (0.006)   $               0.038
                                                                         ======================  ======================
Weighted average number of common shares outstanding                                 8,811,618               8,811,618
                                                                         ======================  ======================


             The Notes to Consolidated Financial Statements are an integral part of these statements.

   OneCap

   CONSOLIDATED STATEMENTS OF INCOME

   FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
   (UNAUDITED)

                                                                                   Nine months ended March 31
                                                                                  2002                    2001
                                                                          ----------------------  ----------------------

Revenues:
Loan fees and commission revenues                                         $             807,824   $           1,895,519
Loan fees and commission revenue, related parties(Note 2)                               910,724               1,143,599
Service fee revenue (Note 2)                                                             13,398                       0
Less commission expense                                                                (437,142)             (1,212,721)
                                                                          ----------------------  ----------------------
                                                                                      1,294,804               1,826,397
                                                                          ----------------------  ----------------------
Expenses:
General and administrative expenses (Note 2)                                          1,245,559                 969,766
Depreciation and amortization expense                                                    32,441                  16,873
                                                                          ----------------------  ----------------------
                                                                                      1,278,000                 986,639
                                                                          ----------------------  ----------------------
Income from operations                                                                   16,804                 839,758
Other income (expense):
Interest income  (Note 2)                                                                77,223                  31,983
Interest expense                                                                         (6,740)                 (7,505)
                                                                          ----------------------  ----------------------
Net income before income taxes                                                           87,287                 864,236
                                                                          ----------------------  ----------------------
Income tax expense:
         Current federal                                                                 30,400                 245,426
         Deferred federal                                                                     0                   4,700
                                                                          ----------------------  ----------------------
                                                                                         30,400                 250,126
                                                                          ----------------------  ----------------------
Net income                                                                $              56,887   $             614,110
                                                                          ======================  ======================
Earnings per common share                                                 $               0.006   $                0.07
                                                                          ======================  ======================
Weighted average number of common shares outstanding                                  8,811,618               8,811,618
                                                                          ======================  ======================


             The Notes to Consolidated Financial Statements are an integral part of these statements.

Onecap

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2002(UNAUDITED) AND
FOR THE YEAR ENDED JUNE 30, 2001



                                                                          Additional       Retained       Stockholders'
                                                  Common Stock             Paid-in         earnings          Equity
                                                                           capital        (deficit)
                                          -----------------------------
                                               Shares          Amount
                                          ---------------   -----------  --------------  ---------------  ---------------
Balance, June 30, 2000                        8,811,618     $     8,812  $     530,518   $     (114,075)  $      425,255
Services contributed by stockholders                 --              --         66,000               --           66,000
Net income for the year ended                        --              --             --        1,046,492        1,046,492
    June 30, 2001
                                          ---------------   -----------  --------------  ---------------  ---------------
                                          ---------------   -----------  --------------  ---------------  ---------------
Balance, June 30, 2001                        8,811,618           8,812        596,518          932,417        1,537,747
Net income for the nine months                       --              --             --           56,887           56,887
    ended  March 31, 2002

                                          ---------------   -----------  --------------  ---------------  ---------------
Balance, March 31, 2002                       8,811,618     $     8,812  $     596,518   $      989,304   $    1,594,634
                                          ===============   ===========  ==============  ===============  ===============

             The Notes to Consolidated Financial Statements are an integral part of these statements.

Onecap

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001  (UNAUDITED)

                                                                                        Nine months ended
                                                                           ---------------------------------------------
                                                                              March 31, 2002         March 31, 2001
                                                                           ---------------------- ----------------------
Cash flows from operating activities:
  Net income                                                               $              56,887  $             614,110
Changes to net income not requiring cash outlay:
    Services contributed by stockholders                                                       0                 66,000
    Depreciation and amortization                                                         32,441                 16,873
Changes in:
    Accounts receivable                                                                 (56,429)               (36,559)
    Other assets                                                                             707               (19,759)
    Accounts payable and other liabilities                                                47,840                (8,644)
    Deferred tax liability                                                                     0                  4,700
    Income tax receivable                                                               (68,500)                  1,900
    Income tax payable                                                                 (362,929)                111,577
                                                                           ---------------------- ----------------------
  Net cash (used)provided by operating activities                                      (349,983)                750,198
                                                                           ---------------------- ----------------------
Cash flows from investing activities:
    Additions to property and equipment                                                 (32,109)              (138,109)
    Increase in land held for investment                                               (413,828)                      0
    Investments in Limited Liability Company                                           (225,000)                      0
    Increase in notes and loans receivable                                             (178,386)                      0
    Increase in notes receivable, related parties                                       (71,892)               (56,425)
                                                                           ---------------------- ----------------------
  Net cash used in investing activities                                                (921,215)              (194,534)
                                                                           ---------------------- ----------------------
Cash flows from financing activities:
    Proceeds from note payable                                                                 0                150,000
    Increase in minority interest                                                        450,000                      0
    Payments on notes payable                                                           (36,663)               (26,002)
                                                                           ---------------------- ----------------------
  Net cash provided by financing activities                                              413,337                123,998
                                                                           ---------------------- ----------------------
  Net (decrease)increase in cash                                                       (857,861)                679,662
Cash at beginning of period                                                            1,282,491                492,179
                                                                           ---------------------- ----------------------
Cash at end of period                                                      $             424,630  $           1,171,841
                                                                           ====================== ======================
Supplemental disclosure of cash flow information:
    Cash paid for interest expense                                         $               6,740  $               7,505
                                                                           ====================== ======================
    Cash paid for income taxes                                             $             461,829  $             132,140
                                                                           ====================== ======================
Schedule of noncash activities:
   Services contributed by stockholders                                    $                   0  $              66,000
                                                                           ====================== ======================
   Note payable incurred in acquisition of land held for
   Development                                                             $           1,280,664  $                   0
                                                                           ====================== ======================

The Notes to Consolidated Financial Statements are an integral part of these statements

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001  (UNAUDITED)


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

     Principles of consolidation:

     The consolidated financial statements include the accounts of Onecap and its wholly owned subsidiaries and majority-owned subsidiary (the "Company"). The wholly owned subsidiaries include Onecap Properties, Onecap Realty, Onecap Mortgage, Carlsbad Summit, MM Inc., and Onecap Real Estate Fund, LLC. The majority-owned subsidiary is Pacific Hilltop 2, LLC, owned 60% by Onecap.

     All significant inter-company accounts and transactions have been eliminated in consolidation.

     Earnings per share:

     The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At March 31, 2002, all of the 374,500 stock options were excluded from the computation of diluted earnings per share because they were antidilutive.

     Results of the interim periods are not necessarily indicative of those to be expected for the full year.

2.   Related party transactions:

     a. Notes and loans receivable, related parties:

         As of March 31, 2002, and June 30, 2001, notes and loans receivable from related parties consisted of the following:

                                                                                   March 31, 2002      June 30, 2001
                                                                                     (unaudited)
                                                                                  ------------------ -------------------
         Note receivable from Pacific Properties and                              $         607,984  $         504,157
            Development, LLC, a company owned by the majority
            stockholder, unsecured, bearing interest at 12% per
            annum, with principal and interest payments of
            $49,750 due quarterly, scheduled to mature in July
            2003


         Note receivable from Pacific Properties and Development LLC, a company owned by the majority stockholder, secured by furniture and equipment,
            bearing interest at 10.5% per annum, with monthly                                19,898              28,164
            principal and interest payments of $1,235,
            scheduled to mature in August 2003.

         Subscription receivable from First Capital Real Estate
            Fund, unsecured, non-interest bearing                                                 0              20,000

         Commission advances to real estate agent, unsecured,
            non-interest bearing, due upon closing of sales
            transactions                                                                      9,652              19,231

         Loans receivable from Pacific Hilltop 2, LLC,
         a company under common control, non-interest
         bearing, due on demand.                                                              5,910                   0
                                                                                  ------------------ -------------------
                                                                                            643,444             571,552
         Less current portion                                                              (143,593)            (31,549)
                                                                                  ------------------ -------------------
                                                                                  $         499,851  $          540,003
                                                                                  ------------------ -------------------



        The Company recognized interest income on related party loans totaling $55,495 and $2,318 during the nine months ended March 31, 2002 and 2001, respectively.


     b.  Revenues:

        A significant portion of the Company's revenues are derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. Three transactions and five transactions accounted for 32% and 31% of gross revenues for the periods ended March 31, 2002 and 2001, respectively.

     c.  Office Space:

        The Company subleases office space to Pacific Properties and Development, LLC, a company owned by the majority stockholder. The sublease commenced August 1, 2000 and expires January 31, 2003 with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October
        1. During the nine months ended March 31, 2002 and 2001, the Company received $97,512 and $73,505, respectively.

     d.  Services contributed by stockholders:

        During the nine months ended March 31, 2001 two stockholders contributed their services to the company valued at $66,000. Mr. Steven Molasky, CEO contributed services valued at $36,000 and Mr. Vince Hesser, President, contributed services valued at $30,000. Mr. Molasky spent approximately 8 hours per week (or 20%) and Mr. Hesser spent approximately 20 hours per week (or 50%) of their working time on Onecap business. The company estimates the annual full-time fair value compensation to be $240,000 for the CEO and $120,000 for the President. The values were determined based upon the company's estimates of a reasonable compensation package for this type of company and position.

e.       Commission expense:

         During the nine months ended March 31, 2001 the Company worked on a joint acquisition project with PH LLC, a company in which a relative of the majority stockholder has an ownership interest. In connection with the project, the Company paid a portion of the commissions earned to PH LLC. PH LLC received $984,969 during the nine months ended March 31, 2002.

f.          Service fee revenue:

         During the nine months ended March 31, 2002, the Company serviced loans for companies under common control. Onecap earned $13,398 in fees from servicing the loans during the nine months ended March 31, 2002.

3.   Notes and loans receivable:

         As of March 31, 2002, and June 30, 2001, notes and loans receivable consisted of the following:


                                                                                 March 31, 2002          June 30, 2001
                                                                                   (unaudited)
                                                                                ------------------     -------------------
        Notes receivable from PCTV Homes,
        unsecured, non-interest bearing, due on                                 $           8,386      $                0
        demand.

        Note receivable from Cyberlux Corporation, secured by assets of
        Cyberlux, bearing interest at 13% per annum, with interest prepaid for the first six months and the greater of interest only or 5% of gross
        revenue thereafter.  Scheduled to mature in                                       170,000
        October 2002 with a six month extension.                                                                        0
        The note has a conversion feature for
        common stock of Cyberlux.
                                                                                ------------------     -------------------
                                                                                          178,386                       0

        Less current portion                                                               (8,386)                      0
                                                                                ------------------     -------------------
                                                                                $         170,000      $                0
                                                                                ==================     ===================

4.   Land held for development:

         Land held for development as of March 31, 2002, consists of 3.92 acres of real property in Henderson, Nevada. Pacific Hilltop 2, LLC, is planning on developing the land and building commercial rental property.

5.   Investments:

         Investments at March 31, 2002 consisted of an ownership interest of 25% in MF Devco-Carlsbad, LLC ("MF Devco"). The principal business activity of MF Devco is to acquire, develop, operate, and sell a parcel of real property in Carlsbad, California.

         As of March 31, 2002, the company had not commenced operations. The only activity was member contributions and purchase of a parcel of land in Carlsbad, California.

6.   Property and equipment:

     Property and equipment at March 31, 2002, and June 30, 2001, consisted of the following:


                                                                               March 31, 2002         June 30,
                                                                                (unaudited)             2001

                                                                             ------------------- -------------------
       Computer equipment                                                    $           47,121  $           28,763
       Computer software                                                                  5,950               4,878
       Furniture and equipment                                                          162,033             153,617
       Leasehold improvements                                                            34,757              30,493
                                                                             ------------------- -------------------
                                                                                        249,861             217,751
       Less accumulated depreciation                                                     66,393              33,951
                                                                             ------------------- -------------------
                                                                             $          183,468  $          183,800
                                                                             =================== ===================

7. Notes payable:

     Notes payable as of March 31, 2002, and June 30, 2001, consisted of the following:

                                                                            x            March 31, 2002        June 30, 2001
                                                                                           (unaudited)
                                                                                        ------------------    -----------------
       Note payable to Del Webb, secured by land held for development, with a 2%
       discount if paid off by January 4, 2002. Refinanced on January 4, 2002 with an 8% interest-bearing loan, due to a member of Pacific Hilltop 2,
       LLC, scheduled to mature on July 4, 2002.
                                                                                        $       1,280,664     $              0
       Note payable to a bank, secured by furniture and equipment, bearing interest at 9.5% per annum, scheduled to mature in August, 2003. The note is personally
       guaranteed by the majority stockholder.                                                     75,832              112,495
                                                                                        ------------------    -----------------
                                                                                                1,356,496              112,495
       Less current portion                                                                    (1,333,031)             (49,071)
                                                                                        ------------------    -----------------
                                                                                        $          23,465     $         63,424
                                                                                        ==================    =================

     The notes payable are scheduled to mature as follows:


         For the year ending
              March 31,
       -------------------------
                 2002                      $  1,333,031
                 2003                            23,465
                                    --------------------
                Total                      $  1,356,496
                                    ====================


8. Commitments and contingencies:

     Concentration of credit risk:

     In the normal course of business, the Company maintains cash at financial institutions in excess of federally insured limits.

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

     Stock option plan:

     On July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less than 100% of current fair market value of the stock price) may be fixed by the Board of Directors at its sole discretion. Through March 31, 2002, 374,500 stock options that have been granted are still outstanding and will be vested at 100% on January 2, 2003.

     Lease agreement:

     On July 9, 2000, the Company entered into an operating lease agreement for corporate office space in Las Vegas, Nevada. The lease commenced on August 1, 2000, and expires January 31, 2003, with an option to renew for 20 months. Monthly payments are $21,340 with 4% annual increases each year on October 1. In connection with the lease, the Company entered into a sub-lease agreement with Pacific Properties and Development, LLC, a company under common control with the Company. The sub-lease commenced August 1, 2000, and expires January 31, 2003, with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October 1.

     Convertible debenture units:

     On July 16, 2001, the Company entered into an agreement with a Placement Agent to offer and sell convertible debenture units. The convertible debentures had a face value of $1,000 bearing interest at 11% per annum dated October 1, 2001. The units were to mature in 36 months with conversion features allowing one unit to be converted into 250 shares of the Company's common stock for $4.00 per share. The Company offered 25,000 convertible debenture units with a minimum offering of 1,000 units and a maximum offering of 25,000 units. At March 28, 2002, the company had not accepted any subscriptions for the Private Placement, but had raised over $9,500,000 from individual investors for specific property trust deed investments, which the company is now servicing. This had eliminated the need for the private placement, and at March 28, 2002, the private placement was terminated.

     The Company's agreement with the placement agent requires fees of $45,000 to be paid to the Placement Agent in addition to a percentage of the gross proceeds from the sale of each unit of .5% or 5% per unit based on the relationship of the purchaser to the Company.

9.   Minority interest:

     The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC, which Onecap owned 60% at March 31, 2002. The minority interest in the consolidated balance sheets consist of the remaining 40% which is not owned by the company.

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

     Warrants and options:

     There are 374,500 options outstanding to acquire additional shares of common stock.

     Stock purchase program:

     In March, 2002, the Board of Directors authorized the repurchase of Onecap common stock. The Board authorized the use of funds up to $500,000. As of March 31, 2002, the company had $5,000 deposited with a broker to repurchase shares. No shares had been repurchased as of March 31, 2002.

11.      Trust accounts:

     The Company manages certain trust assets including cash and receivables on behalf of investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At March 31, 2002, the cash held in trust was $50,000, and the trust receivable was $0.

     The related trust liability was $50,000 at March 31, 2002. The trust assets and liabilities are not recorded on the balance sheet of the Company at March 31, 2002.


12.  Loans serviced for others:

      The Company services loans for others, which are not shown on the balance sheet. The face amount of these loans at March 31, 2002, was approximately $9,580,000. The Company receives a servicing fee for the services rendered.

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

Results of Operations

During the quarter ended March 31, 2002, OneCap produced 52 transactions with $20,087,050 in transaction volume, compared to 28 transactions totaling $85,289,667 in transaction volume during the quarter ended March 31, 2001. During the quarter ended March 31, 2002, non-affiliated transactions accounted for 44 of the 52 transactions and $6,663,667 of the total volume, compared to 19 of the 28 transactions and $8,841,851 in volume during the quarter ended March 31, 2001. Affiliated transactions were significantly less during the quarter ended March 31, 2002, at 8 transactions totaling $13,423,383 in volume, compared to 9 transactions totaling $76,447,816 in volume during the quarter ended March 31, 2001. Although the total transaction volume decreased primarily from smaller affiliated loans and commissions during the quarter ended March 31, 2002, the company had an increase in the number of transactions by 86%, and the current quarterly average revenue percentage increased 68% to 2.08% on the total volume, compared to 1.24% on the total volume in the same period last year. During the quarter ending March 31, 2002, the company focused its efforts to continue to support transactions that provide higher revenue percentages on the same transactional volume.

OneCap generated $430,616 in gross revenue for the quarter ending March 31, 2002, of which $180,483 was from core operations, and $237,135 from related party revenue related to commercial loan and realty transactions. During the quarter ended March 31, 2001, OneCap had $1,058,455 of gross revenue, of which $339,455 was from core operations and $719,000 in related party revenue. Total gross revenues for the current quarter were down by 59% including related party revenue. Net revenues after payment of commission expense were $321,225 for the quarter ended March 31, 2002, compared to $839,377 for the comparable quarter ending March 31, 2001, a 62% decrease. For the nine-month period ending March

31, 2002, OneCap generated $1,294,804 in net revenues after commission expense, a 29% decrease, compared to $1,826,397 during the comparable period ending March 31, 2001. The company generated a larger amount of transactions for the quarter, and a higher percentage of revenue earned on those transactions, but the average transaction size was substantially lower for the quarter, as well as having a significantly lower transaction volume from affiliated companies this quarter.

General and Administrative expenses increased to $413,006 from $325,570 during the quarters ending March 31, 2002 and 2001, respectively. Expenses increased primarily due to growth and expansion of OneCap, increases in employees and salaries, and higher marketing costs. For the nine months ending March 31, 2002 and 2001, General and Administrative expenses were $1,245,559 and $969,766, respectively, a 28% increase. Net loss before tax was $83,735 for the quarter ending March 31, 2002 compared to net income of $513,499 for the comparable quarter ending March 31, 2001. Net loss after tax was $56,635 for the quarter ending March 31, 2002, compared to net income after tax of $334,829 for the comparable quarter ending March 31, 2001. Loss per share was $0.006 for the quarter ended March 31, 2002, compared to earnings per share of $0.038 for the comparable quarter ending 2001. For the nine-month period ending March 31, 2002, net income after tax was $56,887 or $0.006 per share as compared to $614,110 or $0.07 per share in the comparable period ending March 31, 2001.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources for the quarter ended March 31, 2002.

Related

                                             # of            Transaction          Average          Revenue
======================================
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        1                    993,383              2.50%         24,835

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             7                 12,430,000              1.71%        212,300
                                               -                 ----------                           -------

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  8                 13,423,383              1.77%        237,135

-------------------------------------- ------------------ ------------------ ------------------ --------------

Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       31                  5,044,897              2.83%        142,822

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            13                  1,618,770              2.33%         37,661
                                              --                  ---------                            ------

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             44                  6,663,667              2.71%        180,483

-------------------------------------- ------------------ ------------------ ------------------ --------------

                  Total                     52                20,087,050               2.08%     $417,618
                                       ================== ================== ================== ==============


The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources for the comparable quarter last year, ended March 31, 2001.

Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        5          $       9,329,816              4.70%  $     438,430

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             4          $      67,118,000              0.42%  $     280,570
                                               -                 ----------                           -------

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  9          $      76,447,816              0.94%  $     719,000

-------------------------------------- ------------------ ------------------ ------------------ --------------

Non-Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       10          $       7,678,133              4.08%  $     313,512

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             9          $       1,163,718              2.23%  $      25,943
                                               -                  ---------                            ------

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             19          $       8,841,851              3.84%  $     339,455

-------------------------------------- ------------------ ------------------ ------------------ --------------
                                Total         28          $      85,289,667              1.24%  $   1,058,455
                                       ================== ================== ================== ==============


The following table summarizes the changes of gross revenue earned, transaction volume, average % of revenue earned and number of transactions by related and non-related sources for the current and comparable quarters, ended March 31, 2002 and March 31, 2001.

Related
                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       -4          $      -8,336,433             -2.20%  $    -413,595

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            +3          $     -54,688,000             +1.29%  $     -68,270
                                              --                -----------                           -------

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 -1          $     -63,024,433             +0.83%  $    -481,865

-------------------------------------- ------------------ ------------------ ------------------ --------------

Non-Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       +21         $      -2,633,236             -1.25%  $    -170,690

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            +4          $        +455,052             +0.10%  $     +11,718
                                              --                   --------                           -------

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             +25         $      -2,178,184             -1.13%  $    -158,972

-------------------------------------- ------------------ ------------------ ------------------ --------------
                                Total         +24         $     -65,202,617             +0.84%  $    -640,837
                                       ================== ================== ================== ==============

The rates and fees charged to existing customers during the quarter ending March 31, 2002 is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included a $59,700 and a $45,200 mortgage placement fee earned from the funding of two land loans in Las Vegas in which a related entity is the borrower.

Future Business

During the next year, OneCap plans on expanding its client base to obtain suitable revenue growth to consistently maintain each of its four divisions:
Commercial Realty, Commercial Financing, Residential Realty, and Residential Financing. Currently, the Company maintains offices in Las Vegas, Nevada and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products and obtaining the ability to provide services in other markets. At the end of the quarter ended March 31, 2002, the company had contracts with 61 independent realtor agents who provide commercial and residential realty services to OneCap's clients. The company's goal is to focus its efforts in each division into transactions that should provide enhanced revenue yield on the future transaction volume.

The Company has also begun operations related to private trust deed investing in its Commercial Finance division. Through the company's private client services group, investors fund loans secured by real property or real estate assets. The company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. Through March 31, 2002, the company funded and is currently servicing $9,580,000 in private trust deeds. The company expects to expand this division and its investor base during the next twelve months. The Company's wholly owned subsidiary, OneCap Properties, also expects to continue to expand its asset base through future acquisitions and investments.

Liquidity and Capital Resources

At March 31, 2002, the Company had a working capital deficit of $712,071 as compared with working capital of $870,009 at June 30, 2001. The change in working capital is attributable to the acquisition of long-term assets, such as purchase of a parcel of land held for development with a $1,280,000 short-term note, notes receivable from various related and un-related parties, and investment in a to-be-developed apartment real estate partnership. The company will overcome this working capital deficit by refinance of the note into a long-term structure within a limited liability company structure, collection of certain notes and loans receivable, or conversion of investments to current assets. The company believes it has sufficient business plans and operations to provide liquidity and working capital to continue its current operations.

On July 16, 2001, the Company entered into an agreement with a placement agent to offer and sell convertible debenture units on a best efforts basis. Management finalized the Private Placement Memorandum for the units on October 1, 2001. The offering consisted of convertible debentures with a face value of $1,000, bearing interest at 11% per annum dated October 1, 2001. The units mature in 36 months with conversion features allowing one unit to be converted into 250 shares of the Company's common stock for $4.00 per share. The Company planned to offer 25,000 convertible debenture units with a minimum offering of 1,000 units ($1,000,000) and a maximum offering of 25,000 units ($25,000,000).
The intended use of proceeds was primarily financing loans to borrowers secured by trust deeds. At March 28, 2002 the company had not accepted any subscriptions for the Private Placement, but had raised over $9,500,000 from individual investors for specific property trust deed investments in which the investors are directly assigned beneficial interest of the trust deeds and the company services those loans for the individual investors. The current structure eliminates the need for the company to incur additional liabilities for the purpose of lending those funds to outside borrowers, and instead, each specific trust deed is assigned to a pool of investors at closing. This had eliminated the need for the private placement and at March 28, 2002, the private placement was terminated.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

As noted above, on July 16, 2001, the Company entered into an agreement with a placement agent to offer and sell convertible debenture units on a best-efforts basis. Management finalized the Private Placement Memorandum for the units on October 1, 2001. The intended use of proceeds was primarily real estate investments, financing loans to borrowers, and up to 15% of the offering was to be retained for corporate working capital.

At March 28, 2002 the company had not accepted any subscriptions for the Private Placement, but had raised over $9,500,000 from individual investors for specific property trust deed investments in which the investors are directly assigned beneficial interest of the trust deeds and the company services those loans for the individual investors. The current structure eliminates the need for the company to incur additional liabilities for the purpose of lending those funds to outside borrowers, and instead, each specific trust deed is assigned to a pool of investors at closing. This had eliminated the need for the private placement and at March 28, 2002, the private placement was terminated.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                           None.

         (b)      Reports on Form 8-K

         During the period covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OneCap


                                   By: /s/ Vincent W. Hesser
                                      -----------------------------------------
                                      Vincent W. Hesser, President and CEO
                                      Principal Executive Officer
Date: May 15, 2002





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities shown and on the date indicated.


                                      /s/ Vincent W. Hesser
Date: May 15, 2002                    -----------------------------------------
                                      Vincent W. Hesser, President, CEO
                                      and Director
                                      Principal Executive Officer


                                      /s/ Steven D. Molasky
Date: May 15, 2002                    -----------------------------------------
                                      Steven D. Molasky, Director and Chairman


                                      /s/ Tammy Hardcastle
Date: May 15, 2002                    -----------------------------------------
                                      Tammy Hardcastle, Treasurer (Acting
                                        Principal Accounting Officer)