Form 10KSB
period 2002-06-30
ONECAP
filed 2002-09-30
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002

          Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ended ______________

Commission File Number: 0-31369

                                     OneCap
                 (Name of small business issuer in its charter)

           Nevada                                      88-0429535
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

5450 West Sahara Avenue, 2nd Floor, Las Vegas, Nevada              89146
(Address of principal executive offices)                        (Zip code)

Issuer's telephone number (702) 948-8800

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: $0.001 par value per share, 20,000,000 shares authorized

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No   __
      -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes __ No X

The registrant had revenues of $1,655,878 during the year ended June 30, 2002.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $531,815 on September 26, 2002, based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board.

On September 26, 2002, the registrant had 8,770,418 shares of common stock, par value $.001, issued and outstanding.


Transitional Small Business Disclosure
Format (Check one):
Yes    No X

                                TABLE OF CONTENTS


PART I
                                                                           Page

Item 1.  Description of Business                                               3

Item 2.  Properties                                                           11

Item 3.  Legal Proceedings                                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                          11

Item 6.  Management's Discussion and Analysis or Plan of Operation            12

Item 7.  Financial Statements                                                 14

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                  14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               14

Item 10. Executive Compensation                                               17

Item 11. Security Ownership of Certain Beneficial Owners and Management       19

Item 12. Certain Relationships and Related Transactions                       19

Item 13. Exhibits and Reports on Form 8-K                                     22

Signatures/Certification                                                      24

Financial Statements and Schedules                                           F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business -- Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.

OVERVIEW


OneCap was incorporated in Nevada on June 7, 1999. OneCap is a full-service firm providing real estate and mortgage brokerage services to real estate owners, buyers, tenants, and investors. Based on management's extensive knowledge of the real estate and mortgage brokerage markets, OneCap serves as a single-source provider of full range solutions for its client's real estate needs. OneCap provides the following real estate services: (i) homebuyer representation, (ii) seller representation, (iii) land sales or purchases, (iv) commercial property sales or purchases, (v) mortgage loans for homeowners, (vi) commercial mortgages, (vii) construction loans, (viii) land loans, (ix) mezzanine financing, (x) development loans, and (xi) equity and corporate financing. In addition to a physical office location, the Company has developed an Internet website for complementary operations at the URL address www.onecap.com. [Note:
Reference to the Company's website is not intended and does not incorporate any of the information contained on such website and should not be considered a part of this annual report.]

OneCap's mission is to provide its clients with exceptional customer service in delivering financial and real estate products of superior value and quality at competitive prices. The Company's objectives include (i) building a brand name franchise, (ii) increasing market penetration; (iii) becoming a "one-stop-shop" for real estate transactions; (iv) introducing new financing products, which satisfy the needs of current clients and attract new clients; and (v) acquisition of real estate properties.

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

OneCap Business Operations

OneCap simplifies real estate transactions by offering multiple services under one roof. To a large extent, OneCap accomplishes this by forming strategic alliances with other related service companies involved in the real estate process. The client can search for a property, sell a property, apply for any type of loan, or ask for any other related real estate service all in one location or via the Internet. There are three distinct divisions of OneCap: (1) real estate brokerage; (2) mortgage brokerage service; and (3) property division.

Real Estate Brokerage

The real estate division of OneCap ("OneCap Realty") provides brokerage services for both commercial and residential markets. The Company markets, buys or sells the following on behalf of its clients and itself:

          o    Apartments, industrial, office, and retail buildings;

          o    Multi- and single-family residences;

          o    Hotels and resorts; and

          o    Undeveloped and developed land.

The Company represents buyers and sellers of homes and commercial real estate, either new or existing. By getting involved in each step from sales to development to financing of residential, commercial, and industrial properties, OneCap is able to assist its customers in receiving information, service, and representation of the highest quality available.

The business of OneCap, at least initially, predominantly focuses on the Southern Nevada market, targeting investment, development, and real estate professionals. However, by pioneering an integrated business model of real estate services, OneCap anticipates that the Company will attract substantial interest in other geographic markets. OneCap fosters the ideals of the importance of customer needs coupled with healthy, understanding relationships, and a professional commitment to satisfaction.

For every new brokerage engagement, OneCap develops a sales strategy aimed at maximizing the sales proceeds subject to the client's individual constraints, including time parameters, sensitivity to publicity, and cash flow needs. Also, OneCap investigates and analyzes, among other things, the physical condition of the property, its cash flow and tenant characteristics, market rents and market dynamics within sub-markets and comparable transactions. The Company conducts commercial property sales through conventional brokerage transactions and private negotiations. In addition, the Company conducts residential property sales through conventional brokerage activities.

           Commercial Brokerage Services

           As part of its efforts to market each commercial property, OneCap develops and implements cost effective marketing campaigns. Each marketing campaign is tailored to the client's objectives and the property's characteristics. The Company also markets properties directly to various investors in real estate property transactions with whom it maintains ongoing business relationships.

           When OneCap engages in a competitive bidding process for brokerage engagements, its brokerage commission rates will often be structured to demonstrate its confidence in its ability to sell the property at a high price. For example, the Company might offer a property owner an "at market" or "below-market" brokerage commission rate for selling a property at the price the owner initially expects and a higher rate for selling the property for a higher price. On average, the Company expects its commercial brokerage assignments to last for three to twelve months from the listing of the property to the payment of a brokerage commission upon its sale. Generally, the Company will not enter into long-term contracts for brokerage services.

           Residential Brokerage Services

           OneCap designs marketing programs to sell single- and multi-family home developments and condominium projects using conventional sales programs. The Company also designs and implements marketing programs for exclusive estates and land for residential development. Most of the residential properties that it expects to broker are located in Nevada. Concurrently, the Company may broker residential and commercial properties that may be developed by Pacific Properties and Development LLC ("PPD") a company owned and operated by Steven D. Molasky, the Company's Chairman of the Board. OneCap's potential clients include builders, developers, private/public sellers and buyers, financial institutions and government agencies.

Mortgage Brokerage

OneCap's loan originations focus on two primary areas: residential and commercial. The residential loan volume is generated primarily from referrals from OneCap Realty, as well as referrals from independent brokers and realtors. The Company currently offers a wide range of mortgage programs through correspondent lender relationships throughout the United States. Also, OneCap is an approved lender through the Housing and Urban Development ("HUD") Department and Veterans Administration ("VA"), and offers all types of Federal Housing Administration ("FHA") and financing. In addition to the traditional referral sources, OneCap will also originate loans through its website.

OneCap's commercial loan originations are fairly broad based. The commercial volume includes referrals from affiliated companies including PPD, as well as originations through outside builders and developers. OneCap has relationships with local and national banks, life insurance companies, large national lenders, as well as Wall Street investment banking companies. The loan products include land acquisition, construction lending, mezzanine loans and permanent loans for all types of commercial, multi-family and industrial properties. Although OneCap has access to multiple loan programs, the Company expects to capitalize on its ability to provide niche products such as high-leverage land acquisition loans and equity lending through strategic alliances and our private client base. OneCap will also originate corporate loans on an as-needed basis.

Property Division

OneCap's wholly owned subsidiary, OneCap Properties, was created to capitalize on value added real estate opportunities. The property division's focus is to seek out and purchase real estate properties that management considers to have potential for enhanced appreciation. These purchases may include existing apartments, office buildings, retail, industrial, or to-be-built properties. Most properties will be purchased or built in conjunction with joint venture equity partners. The goal of the property division is to add long-term appreciating assets to the company's portfolio.

Competitive Advantages

The Company believes that it has a number of competitive advantages relative to its actual and potential competitors including:

Full Service Solution. Determining the clients' needs is the first step to providing the best solution for their needs. The company has personnel to service the individual homebuyer and the large real estate developer. OneCap offers many types of real estate services from homebuyer representation, seller representation, land sales or purchases, commercial property purchases or sales, mortgage loans for homeowners, commercial mortgages, construction loans, land loans, mezzanine financing, development loans, and equity financing.

Management believes that the Company has long-standing relationships with clients who have diverse real estate needs. The Company develops a relationship with a client by offering a single service and later expands the relationship by recommending and implementing strategies designed to meet the client's ongoing diverse real estate needs.

Complementary Services. OneCap's real estate and mortgage services are interrelated, and as a result, the Company believes that it can increase its business by providing the multiple services necessary to meet more of the complex real estate needs of clients. For example, the Company can assist a client with assessing property acquisition opportunities, consummating an acquisition, obtaining financing, leasing space, and maximizing value.

Capitalizing on the Outsourcing Trend. Looking for the right company to provide real estate services can be time consuming and management intensive. OneCap's resources of lenders and work force assists the client in obtaining the best fit for financing its real estate project without wasting time searching and coming up with the wrong fit.

Relationships with Key Clients and Related Entities. Since the Company has a current business relationship with a related party, PPD, a Las Vegas developer of commercial properties, OneCap has already developed a market for its services. The Company may be able to capitalize on this relationship for expansion of its client base by utilizing existing real estate offerings from PPD. With appropriate networking, advertising and marketing, OneCap may be able to penetrate this market and differentiate itself from the competition.

OneCap has provided mortgage services to homebuyers who purchased homes from another related entity, Pacific Homes ("PH"). Due to the existing services and operations already offered and in place, residential sales, buyer's representation and listings may be established relatively quickly and easily. The Company anticipates that Pacific Homes will not provide substantial revenue in the future and as a result OneCap is expanding into the homebuyer representation which includes both new and re-sale homes. Both PPD and PH are related entities through common ownership of one stockholder, Steven D. Molasky, Chairman of OneCap.

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

           Provide and Maintain Quality Service

OneCap's plan is to penetrate the market with quality service and follow up with comprehensive coverage of each property. The Company believes it is essential that the client feels that he or she is being treated with the utmost care, urgency, and professionalism. All staff and personnel will be required to go through a continuing training program that teaches the skills needed for successful client relations and customer service. The Company believes its commitment to service will provide it with a competitive advantage in establishing and maintaining productive broker and correspondent relationships. Emphasis will be placed on real estate brokers and loan officers' attempts to respond promptly and consistently on every loan submission and real estate service need.

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

           Maintaining Underwriting Standards

The Company believes the experience of its underwriting staff, coupled with consistent application of its underwriting procedures and criteria, provide the infrastructure needed to manage and sustain the Company's growth, while maintaining the quality of loans originated. The experience in the Company's underwriting department provides two significant competitive advantages: (1) to ensure that the Company's underwriting standards and subjective judgments required in the non-conforming market are consistently applied, thus enabling the Company to effectively implement a risk-based pricing strategy; and (2) to provide the opportunity to expand underwriting activities beyond the Company's headquarters while maintaining consistent underwriting standards.

           Bolster Internet Presence

OneCap believes the Internet will allow the Company the opportunity to expand its traditional real estate and mortgage services by reaching new customers and introducing greater efficiencies to the real estate and mortgage process. The Company currently has and is continuing to design and develop its website as a mechanism for the marketing and sale of residential and commercial real estate. The website includes photographs of properties available for sale, real estate reports on each property and an electronic loan application for residential loans. In addition, the website allows clients to electronically submit a commercial loan application for their financing needs. It is OneCap's intent to continually strive to provide ongoing upgrades to its web site to incorporate advances in technology and provide features and advantages to facilitate ease and use for all of its clients.

           Selectively Pursuing Strategic Alliances or Acquisitions

The Company intends to selectively pursue alliance and/or acquisition targets to expand its capability to serve clients. The expected benefits of such alliances and/or acquisitions include expanding and enhancing its product and service offerings, broadening its geographic market coverage and generating economies of scale. The Company will only pursue alliances and/or acquisitions which meet its standards for quality of service and are compatible with the Company's culture and business operations. Currently, the Company has not identified any acquisition targets or additional alliances.

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

           Government Regulation

OneCap's real estate operations are subject to various federal, state, and local regulations in the U.S. The Company must have an officer licensed as a real estate broker or it must associate with a broker licensed by the State of Nevada, in which the Company provides brokerage services. Each of its employees that performs certain brokerage functions in the State of Nevada must be a licensed real estate salesperson in that state, and he or she must work under the supervision of a broker licensed by that state. In addition to these licensing requirements, certain state governmental entities, such as the Nevada Department of Real Estate, regulate the Company's brokerage operations by requiring its resident operative to be licensed. In various states, governmental entities license individual real estate auctioneers and/or administer various regulations governing their activities and may require that auctioneers post bonds.

The Company's mortgage brokerage operations are subject to the rules and regulations of the Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") with respect to originating and processing mortgage loans.

Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum interest rates. Moreover, lenders are subject to FNMA, FHA, FHLMC, GNMA, and VA examinations at any times to assure compliance with the applicable regulations, policies and procedures. The Company's mortgage loan production activities are subject to the Truth-in-Lending Act and Regulation Z and B promulgated, thereunder. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act also guarantees consumers a three-day right to cancel certain credit transactions, including any refinance mortgage or junior mortgage loan on a consumer's primary residence. The Company also is required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulations Z and B promulgated under ECOA restrict creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with a name and address of the reporting agency. The Federal Real Estate Settlement Procedure Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the Company in an escrow account for the payment of taxes, insurance premiums or other charges. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

EMPLOYEES AND CONSULTANTS

At June 30, 2002, the Company had 12 full-time employees and had 58 independent real estate agents affiliated with the Company. Of the Company's full-time employees, four were engaged in real estate brokerage and realty administration, five were engaged in lending and finance, and three were engaged in corporate business development, corporate business administration and accounting/treasury. The Company relies on its employees to perform business administrative functions, internal related party transactions, lending functions, and business development, but relies on its independent real estate agents to perform real estate transactions. The Company believes its relationship with its employees is good.

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

On July 27, 2000, the Company approved a stock option plan with the goal of motivating its employees. The Company has allocated up to 1,250,000 shares of common stock that may be granted under the stock option plan. The purchase price for the shares covered under each option will be no less than 100% of the fair market price per share of our stock on the date the option is granted. However, if the option is granted to a person owning more than 10% of our voting stock, the option can be converted at no less than 110% of the fair market price per share on the date the option is granted. A total of 343,000 options have been granted as of June 30, 2002.

BUSINESS RISKS

Short Operating History of OneCap Provides Limited Basis for Evaluating Future Prospects

The Company was incorporated on June 7, 1999, to become a full-service real estate firm providing comprehensive services to real estate owners, buyers, tenants, and investors. The Company has a limited operating history on which to evaluate its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering dynamic markets such as the real estate and mortgage markets. The risks for the Company include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in volume of real estate transactions in the Company's principal markets, the acceptance of the Company's services, the effective ability to broker real estate and mortgage products and services, and the management of growth. There can be no assurance that the

Company will be successful in attracting a sufficient number of clients on a sustainable basis. The failure to do so could result in loss of revenue, persistent losses, and depletion of cash reserves and other material assets.

Economic Downturn May Result in Loss of Revenue and Income for OneCap

The condition of the real estate markets in which the Company operates tends to be cyclical. It is related to the actual condition of the U.S national economy and the popular perception of the economic outlook. Cyclical increases in interest rates and declining demand for real estate in times of economic hardship in the past have had a direct negative impact on the real estate market. A recurrence of such conditions could result in a reduction of OneCap's revenues. Further, a deterioration in the local economic conditions in the markets where OneCap operates may have a similarly negative effect.

The Company's Ability to Respond to an Adverse Economic Environment is Limited

Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs are generally not reduced when market conditions are poor. Thus, a deterioration in the economic environment could lead to:

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

OneCap Faces Intense Competition

The real estate and mortgage brokerage services industries are highly competitive. OneCap competes against other real estate service providers, institutional lenders, insurance companies, investment banking firms, and investment managers. OneCap's principal competitors include large multinational, national, and regional firms, such as LaSalle Partners, Inc.; Trammell Crow Company; CB Richard Ellis Services, Inc.; and Insignia Financial Group. Most of these competitors have greater financial resources and a broader domestic, and sometimes global presence, than OneCap. The Company competes with these and other companies in the U.S. and, to a limited extent, in the Nevada real estate market with respect to:

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

OneCap Revenues Depend Disproportionately on the Nevada Market

The Company's initial business activities are concentrated in the Nevada real estate market. Consequently, OneCap's business, results of operations and financial condition are dependent upon general trends in the Nevada economy and its real estate market. The Nevada economy may experience a local recession that may be accompanied by a sustained decline in the value of Nevada real estate. Declines in the real estate market may become so severe that the market value of the properties securing loans may be significantly less than the outstanding balances of those loans, and real estate market declines may negatively affect the Company's ability to sell property at a profit. The existence of adverse economic conditions or the occurrence of natural disasters in Nevada could have a material adverse effect on the Company's business, financial condition and results of operations.

OneCap May Have Liabilities in Connection With Real Estate and Mortgage Brokerage Activities

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

OneCap Lacks Long-Term Agreements with Key Personnel

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

OneCap May Expend Substantial Resources on Growth Strategy Implementation

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

Officers and Directors of OneCap May Have Substantial Conflict of Interest

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

ITEM 2. PROPERTIES

Our corporate offices are located at 5450 West Sahara Avenue, 2nd Floor, Las Vegas, NV 89146. On July 9, 2000, we entered into a lease agreement for approximately 13,173 square feet of office space, ending January 31, 2003 with an option to renew for 20 months. The lease payments will total $19,800 per month with 4% annual increases each year on October 1. The Company has subleased approximately 50% of its facilities to an affiliated company, Pacific Properties and Development LLC, under the same terms and conditions as the Company's lease terms. The Company believes that its facilities will be adequate for its operations through December 31, 2002, and is currently identifying additional office space to satisfy the Company's growth plans.

During the year, Pacific Hilltop 2, LLC, owned 60% by OneCap Properties, purchased a commercially zoned 3.92 acre property located in Henderson, Nevada. The Company plans to develop and lease commercial retail property on the site. A site plan has been developed for the property and the Company's leasing agents are currently marketing the property to potential tenants. The property has a loan in the amount of $1,323,610 payable to the other 40% member in the LLC that was due on July 4, 2002. The note has a provision for extension in accordance with the approved development plan of the property. A development plan has been created and the Company and its partner are in current discussions for the approval of that development plan and the extension of the note.

During June 2002, the Company exchanged its 25% interest in MF Devco-Carlsbad, LLC for a 99% interest in Pacific Stonegate Nevada, LLC ("Pacific Stonegate"). Pacific Stonegate owns and operates a well established 172 unit apartment complex in Las Vegas, Nevada. The exchange was effectuated in a non-monetary conversion with an affiliated company, PPD. The Company assumed approximately $6,235,000 in debt associated with the property, and is in the process of securing financing to refinance the existing loans. The current net operating income of the property is currently sufficient to service the debt assumed.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

OneCap's Common Stock, par value $0.001 per share, was cleared for trading on the OTC Bulletin Board(R) (OTCBB(R)) under the ticker symbol "ONCP" on March 20, 2001. The following table sets forth the monthly high and low prices for the Company's Common Stock on the OTCBB(R) for the current fiscal year by quarter to June 30, 2002:



       Date                              HIGH                  LOW
                                  -------------------- ---------------------
Jul 1-Sep 30, 2001                       0.85                  0.35
Oct 1-Dec 31, 2001                       0.75                  0.22
Jan 1-Mar 31, 2002                       0.53                  0.20
Apr 1-Jun 30, 2002                       1.08                  0.50

OTCBB(R) quotations of OneCap's Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

HOLDERS

On June 30, 2002, there were approximately 154 stockholders of record of the Company's Common Stock.

DIVIDENDS

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business - Business Risks." Those views are based on certain assumptions regarding the progress of business expansion efforts, the execution of new agreements with strategic alliances, success at existing and future business development programs, and other factors relating to the Company's growth. Such expectations may not materialize if business development and expansion efforts are delayed, if negotiations with potential strategic alliances are unsuccessful, if such regulatory approvals are not forthcoming, or if other assumptions prove incorrect. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements.

OVERVIEW

The Company's single-source business model represents an attractive way for both residential and commercial customers to maneuver through the complex real estate and financing process in a time-efficient, cost-effective manner.


The Company plans a geographic expansion in the Southwest United States, within initial focus in the Nevada markets. The Company, independently or in connection with a strategic acquisition or affiliation, intends to gain an initial foothold in each new target market with the Company's financing services, and then over time introduce all of its services in that target market. Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Real estate markets vary in each region, and local knowledge of a real estate market is essential to prudent business. The Company currently plans in most cases to affiliate with local real estate agents, developers, lenders, and real estate professionals who are believed to have substantial familiarity with the markets into which the Company is expanding. It is not possible at this time to predict if the Company will be successful in this effort. Any difficulties encountered by the Company in this regard could slow down its expansion plans.

OneCap is aimed at developing long-term strategic relationships, concentrating on value-added client servicing and addressing customers' all-inclusive real estate needs. High-margin, value added services include assisting clients through the real estate process including acquisition, entitlement and planning, financing, development, leasing, and disposition. OneCap has formed strategic alliances with companies like PPD and Copyright Media Corporation, affiliated entities of the Company, as well as Stanpark Homes of Nevada. These relationships provide greater market penetration in both existing and developing sales channels. The company is also currently developing many individual relationships through its private client group in anticipation of funding several private loans during the coming year to investors and developers.

OneCap has invested in the technology and personnel that enables the Company to expand its market reach without the capital investments required for brick and mortar office space. The Company's website is its primary technology focus - from lead generation to marketing. Newly remodeled, the website offers one-stop shopping for all real estate and associated financial transactions. The Company anticipates that its state-of-the-art computer system for back-end operations including accounting, tracking files, internal systems and Multiple Listing Service will remain sufficient for future operations. OneCap plans to continue investing in training programs for its independent Realtors focusing on the advantages, uses, and marketing benefits of having their business computerized with the new age.

The Company is embarking on an aggressive advertising, public relations, and on-line marketing campaign designed to create awareness of its single-source approach to real estate and finance.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2002 and 2001

Revenues
The Company's revenues totaled $2,299,458 for the current fiscal year ended June 30, 2002, a 45% decrease compared to $4,172,954 for the fiscal year ended June 30, 2001. Revenues for the current fiscal year were $900,144, from 193 realty transactions, $283,235 from 81 mortgage transactions, $198,252 from 3 related party realty transactions, $803,074 from 15 related party mortgage transactions, $99,105 from rental revenues, and $15,648 in mortgage service fee revenue. During the prior fiscal year ending June 30, 2001, revenues were $402,866 from 61 realty transactions, $116,396 from 39 mortgage transactions, $1,574,216 from 17 realty transactions that were part of a one-time property acquisition project, $1,201,230 from 17 related party realty transactions, and $878,246 from 8 related party mortgage transactions. Realty revenues increased $497,278, or 123% exclusive of the one-time acquisition project in fiscal year 2001; mortgage revenues increased $166,838, or 143%; related party realty revenues decreased $1,002,978, or 83%; and related party mortgage revenues decreased $75,172, or 9%.

Net revenues after commission expense were $1,655,878 and $2,823,741 for the years ended 2002 and 2001, respectively, a 41% decrease. Mortgage revenue totaled $1,101,957 for 2002, an 11% increase compared to $994,642 in 2001. Realty revenues after commission expenses totaled $454,816 for 2002, a 75% decrease compared to $1,829,099 in 2001. Although core realty operations have increased this year, the decrease in net revenue is attributable to fewer related party realty transactions during the current fiscal year and the comparison to the one-time property acquisition project in fiscal year 2001. A substantial portion of revenues resulted from related party transactions from affiliated real estate development companies. Those related party gross revenues totaled $1,001,326 and $2,079,476 in the fiscal years 2002 and 2001, respectively, before commission expense.

Expenses
General and Administrative expenses totaled $1,718,453 in the current fiscal year, a 31% increase compared to $1,307,309 last year. The increase resulted from additional expansion to larger office space, increased expenses due to higher volume, staffing, and implementation of advertising and promotions programs.

Net Income
Net Loss before tax totaled $121,167 for the year ended June 30, 2002, compared to a net income of $1,521,583 in the prior fiscal year. Net Loss after tax was $86,867, or $0.001 per share for 2002, compared to net income of $1,046,492, or $0.119 per share in the prior fiscal year. The weighted average number of shares outstanding were 8,804,806 and 8,811,618 in the years ended June 30, 2002 and 2001 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. At the end of June 30, 2002, the Company had cash on hand of $445,016, compared to $1,282,491 the prior June 30, 2001. Total working capital deficit was $6,986,490 at June 30, 2002, compared working capital of $870,009 in the prior fiscal year ended June 30, 2001. This deficit is created by the $7,607,799 of current loans that are scheduled to mature during the next twelve months and are secured by long term assets. The Company plans to either refinance these loans during the next fiscal year, or sell the assets that secure these loans. At June 30, 2002, the cash flows used in operating activities of the Company equaled $418,199 or 25% of the Company's total revenue after commission expense, compared to providing $1,427,740 or 51% during fiscal year 2001. Cash used in investing activities approximated 47% of the Company's revenues after commission expense during 2002, compared to 27% in 2001. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months.

QUARTERLY FLUCTUATIONS

As of June 30, 2002, the Company has engaged in a substantial number of third party transactions and related party transactions resulting in significant revenue for the latest fiscal year. Although the Company's plan is to increase the number of transactions from year to year, the real estate business is cyclical, and very dependent on client relationships and the regional economy. The Company's revenues to date have also resulted from many single, high revenue generating, related party transactions. The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including consumer and client home buying patterns, changes in Nevada's commercial and residential real estate economy, addition or deletion of strategic alliances or business development milestone achievements, greater or fewer related party transactions, and changes resulting in competitive pricing structures.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 7. FINANCIAL STATEMENTS


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Listed below are the Company's directors whose terms expire at the next annual meeting of the shareholders. Set forth below is also certain information concerning the executive officers and key employees of the Company, including the business experience of each during the past five years.


             NAME                       AGE                      POSITION
------------------------------- --------------------- -----------------------------------------------
Steven D. Molasky                        50           Chairman of the Board of Directors
Vincent W. Hesser                        36           President, Chief Executive Officer and Director
Heidi Williams                           35           Assistant Vice President - Mortgage Operations
Eric Bordenave                           40           Vice President - Broker
Tammy Hardcastle                         44           Secretary and Treasurer
------------------------------- --------------------- -----------------------------------------------

Steven D. Molasky, Chairman of the Board of Directors - Mr. Molasky has extensive experience in the real estate development business dating back to the late 1960's. Through his various companies, including Pacific Homes and Pacific Properties, Mr. Molasky has developed (i) homes and condominiums, (ii) apartment complexes, and (iii) distribution and industrial product, master-planned communities, retail shopping centers and high rise office buildings.

Mr. Molasky specializes in real estate financing, having nurtured and developed strong, long-term relationships within the financing industry. Entities with whom he has worked or developed relationships include Prudential Real Estate, Long Term Credit Bank of Japan, Northwestern Mutual Life Insurance Company, Teachers Insurance and Annuity Association, Bank One, Nomura Asset Capital Corporation, and Capital Company of America. Also included are liaisons with local and regional financial institutions.

Mr. Molasky has served as a founding member and past chairman of the Nevada Institute for Contemporary Art, was appointed by the Clark County Commission as a director and board member of the McCarran Arts Advisory Council, and was appointed by the Nevada Legislature as a board member of the Nevada Nuclear Projects Commission. Mr. Molasky also serves as a trustee/director of the University of Nevada, Las Vegas Foundation, and is a member of the Young President's Organization.

Vincent W. Hesser, President, Chief Executive Officer and Director - Mr. Hesser's areas of responsibility include coordinating the development of corporate policies, goals and objectives relative to company operations, lender and investor relations, and financial performance and growth. Mr. Hesser oversees the Company's daily operations and business affairs to ensure that its business objectives are achieved. During his tenure as a finance executive at Pacific Properties (1992-1999), Mr. Hesser obtained project equity and debt financing for various real estate projects, and he oversaw the build-out of housing, apartment, and commercial real estate projects.

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


Heidi Williams, Assistant Vice President - Mortgage Operations - With almost ten years mortgage lending experience, specializing in new home finance, Ms. Williams brings with her a tremendous knowledge of all aspects of mortgage lending.

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

Eric Bordenave, Vice President and Corporate Broker - Prior to joining OneCap, Mr. Bordenave was employed with the City of Las Vegas, Office of Business Development as a Senior Project Development Officer from December 1994 to May 2000. Mr. Bordenave worked under the direction of the City Manager's Office and directly with the Director of the Office of Business Development. Mr. Bordenave's duties included project evaluation, financial analysis and acquiring and developing property for the City's Redevelopment Agency, the Las Vegas Technology Center and Las Vegas Enterprise business parks, community centers and golf courses.

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

Tammy Hardcastle, Treasurer - Ms. Hardcastle is responsible for the day-to-day accounting at OneCap. Ms. Hardcastle has also been involved in the document preparation for the SEC filings of the Company, including preparing quarterly and annual reports submitted to the SEC.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and on written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTORS' MEETINGS AND COMPENSATION

The Company's operations are managed under the broad supervision of the Board of Directors that has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. The Board members and executives serving as board members had no compensation unless listed below under "compensation of executive officers" during the fiscal year ended June 30, 2002.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table provides certain summary information concerning compensation paid or accrued during the last fiscal year to the Company's President and Chief Executive Officer and to each of the paid executive officers and key employees of the Company, determined as of the end of the last two fiscal years (the "Named Executive Officers"):

                                                            Annual Compensation                             Long Term Compensation
---------------- ---------------------- ------------------------------------------------------------- -----------------------------

    Name of      Position with Company  Fiscal         Salary            Bonus          Other          Awards         All Other
  Individual                              Year                                                                       Compensation
---------------- ---------------------- --------- ----------------- ----------------- ------------ -------------- -----------------

Steven D.        Chairman of the          2001            0                0              0              0                0
Molasky          Board of Directors

                                          2002            0                0              0              0                0

Vincent W.       President, Chief         2001       56,250 (1)            0              0              0                0
Hesser           Executive Officer
                 and Director

                                          2002      200,000                0              0              0                0

Heidi Williams   Vice President -         2001       52,500            6,600              0              0                0
                 Mortgage Operations

                                          2002       55,000            3,300              0              0                0

Eric Bordenave   Vice President -         2001       90,000           10,000              0              0                0
                 Broker

                                          2002       90,000           15,445              0              0                0

Tammy            Secretary and            2001        6,000 (1)            0              0              0                0
Hardcastle       Treasurer

                                          2002       24,000                0              0              0                0
---------------- ---------------------- --------- ----------------- ----------------- ------------ -------------- -----------------

(1) Vincent W. Hesser had current total annual salary compensation of $175,000 from OneCap as President, CEO, and Director beginning April 1, 2001, and was paid a total of $12,500 during the period July 1, 2000 to March 31, 2001. Ms. Tammy Hardcastle has current total annual salary compensation of $24,000 from OneCap as Secretary and Treasurer beginning April 1, 2001

Management's salary will be based upon the performance of the Company. Management's performance bonuses will be decided by a majority of the Board of Directors of the Company. In addition, management's base salaries can be increased by the Board of Directors of the Company based on the attainment of financial and other performance guidelines set by the Company.

Members of the Company's Board of Directors will serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified, unless earlier removed as provided in the Bylaws of the Company. Executive officers are appointed and serve terms determined at the discretion of the Board of Directors.

The following Option/SAR Grants Table sets forth the individual grants of stock options made in fiscal 2002 to the Company's Executive Officers, Directors and key employees named in the Summary Compensation Table above.

                    Option/SAR Grants in the Last Fiscal Year
                               (Individual Grants)



              Name          Shares Underlying Options    % of Total Options Granted       Exercise Price        Expiration Date
                                     Granted                   in Fiscal 2002             ($ per share)
--------------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Steven Molasky                          0                               -                       -                      -

Vincent Hesser                    150,000                             100.0%                 $1.00                01/29/07

Heidi Williams                          0                               -                       -                      -

Eric Bordenave                          0                               -                       -                      -

Tammy Hardcastle                        0                               -                       -                      -
--------------------------- --------------------------- ------------------------------ ---------------------- ---------------------


Each of these options vest in full and are exercisable on January 2, 2003, the second anniversary of the granting date. None of the options are exercisable as of the Company's fiscal year June 30, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 2002, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, key employees and by all officers, directors, and key employees as a group. Currently, there are 8,770,418 shares issued and outstanding of the Company's Common Stock. The named beneficial owner has, to the Company's knowledge, sole voting and investment power with respect to the shares listed as owned by such owner.

                         Common Stock Beneficially Owned


          Name of Beneficial Owner                         Number of Shares                             % of Class
--------------------------------------------- ------------------------------------------- ----------------------------------------

Steven D. Molasky                                             5,000,000                                   57.01%


3111 S. Maryland Parkway


Las Vegas, NV 89109

Vincent W. Hesser                                             1,937,500                                   22.09%


5450 W. Sahara Ave, 2nd Floor


Las Vegas, NV 89146

Eric Bordenave                                                   56,200                                    0.64%


5450 W. Sahara Ave, 2nd Floor


Las Vegas, NV 89146

Heidi Williams                                                    4,000                                    0.05%


5450 W. Sahara Ave, 2nd Floor


Las Vegas, NV 89146

--------------------------------------------- ------------------------------------------- ----------------------------------------

All Officers, Directors and Key Employees                     6,997,700                                   79.79%
as a Group
(6 Persons)

Total Issued and Outstanding                                  8,770,418                                  100.00%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In consideration for the Company's initial issuance of 100 shares of Common Stock, Mr. Steven Molasky contributed net assets to the Company with an aggregate value of $19,600, consisting of $15,500 in furniture and equipment, $3,200 in accounts receivable, $200 in petty cash, and $700 in inter-company receivables.

Conflict of Interest Policy

OneCap acts as a service company to several affiliated companies, and obtains standard commission or fees for doing so. In order to avoid conflicts of interest, OneCap has developed the following policy:

1. Payment of fair and appropriate fees to OneCap for services rendered. Any transaction that results or will result in the payment of fees, commissions, incentives, or any type of consideration whatsoever from or to OneCap by any related party, any individual employed by a related party, or any independent contractor requires an approval by the President of OneCap prior to entering into any such transaction. This policy is not written to be all-inclusive, and any transaction that might fall under this policy should be brought to the attention of the President of OneCap before the fact for clarification on how it will be handled. The transactions that fall under this policy include:

          a. Any real estate commission listing agreement with OneCap and a related party to sell company-owned real property.

          b. Any real estate commission listing agreement with OneCap and an employee of a related party to sell employee-owned real property.

          c. Any real estate commission listing agreement with OneCap and an independent contractor with a related party to sell his or her real property.

          d. Any real estate agreement with a related party to purchase any real property in which OneCap acts as buyer agent.

          e. Any real estate agreement with an employee of a related party to purchase any real property in which OneCap acts as buyer agent.

          f. Any real estate agreement with an independent contractor with a related party to purchase any real property in which OneCap acts as buyer agent.

          g. Any other real estate transaction, in which OneCap represents either as a buyer or seller agent, or principal, any related party in the sale, purchase, or lease of any real property.

          h. Any transaction in which OneCap brokers any mortgage loan or any type of financing for an employee, independent contractor, or related parties of OneCap.

          i. Any services or work performed by OneCap or its employees at the request of any related party.

          j. Any payments or agreements for payment made to or from OneCap and any related party, employees, or independent contractors.

Any questions regarding this policy should be referred to the President of OneCap for clarification.

2. Referral Fees Paid Out to Brokers. OneCap has a strict policy regarding payments of referral fees to brokers for loan or real estate transactions. All brokers must have a valid state license for the type of transaction they are submitting, and OneCap will not pay any referral fees to an affiliated company, or the sponsors of said company, for any business or clients they have referred to OneCap.

Insurance Coverage by a Related Party

OneCap currently has general liability insurance coverage through a related party: OneCap is a named insured under PPD policy. The liability limits are up to $1 million per occurrence.

Related Party Transactions

The following tables outline the related party transactions in which the Company has engaged during the Company's current fiscal year ending June 30, 2002:

Quarter Ended 9/30/01
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
 Payment Amount   Transaction      Average     Transaction Type                Details                   Entity        Transaction
                     Volume       Revenue %                                                                               Dates
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
$         2,490  $       83,000        3.00%    Real Estate     OneCap represented the seller in a   Pacific Homes         9/01
                                                 Commission     home sale transaction

$       166,712  $   33,682,218        0.50%  Mortgage Broker   OneCap procured a construction           EDH              8/01
                                                    Fee         loan for a related entity            Apartments LLC
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
                                       0.50%                    Total Related Party Revenues

$        30,825      N/A               N/A      Sublease by     OneCap subleases some of its           Pacific         7/01-9/01
                                                 OneCap to      existing space to a related          Properties LLC
                                                  Pacific       company at the same lease terms
                                               Properties LLC   provided to OneCap
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------

Quarter Ended 12/31/01
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
 Payment Amount   Transaction      Average     Transaction Type                Details                   Entity        Transaction
                     Volume       Revenue %                                                                               Dates
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
$       276,260  $   27,626,000        1.00%  Mortgage Broker   OneCap procured a construction loan      Chateau           10/01
                                                    Fee         for a related entity                  Alexander LLC

$         45,000      6,080,000        0.74%  Mortgage Broker   OneCap procured a construction loan      7 Hills           10/01
                                                    Fee         for a related entity                     Business
                                                                                                        Center LLC

$         12,200        600,000        2.03%  Mortgage Broker   OneCap procured a land loan for a       Lake Mead          12/01
                                                    Fee         related entity                         Horizon LLC

$         85,550 $       4,277,500     2.00%    Real Estate     OneCap represented the buyer in the      Chateau           10/01
                                                Commissions     purchase of a land parcel             Alexander LLC

$         85,378 $       1,707,552     5.00%    Real Estate     OneCap represented the buyer in the   Pacific              12/01
                                                Commissions     purchase of a land parcel            Hilltop 2 LLC
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
                                       1.25%                    Total Related Party Revenues


$         32,010        N/a             N/a     Sublease by     OneCap subleases some of its             Pacific        10/01-12/01
                                                   OneCap       existing space to a related company   Properties LLC
                                                                at the same lease terms provided to
                                                                OneCap
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------

Quarter Ended 3/31/02
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
 Payment Amount   Transaction      Average     Transaction Type                Details                   Entity        Transaction
                     Volume       Revenue %                                                                               Dates
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
$       17,500   $   3,500,000         0.50%  Mortgage Broker   OneCap procured a land loan for a          MF             01/02
                                                    Fee         related entity                       Devco-Carlsbad
                                                                                                           LLC

$       59,700       2,975,000         2.01%  Mortgage Broker   OneCap procured a land loan for a        Lake Mead        01/02
                                                    Fee         related entity                          Horizon LLC

$       25,000       1,240,000         2.02%  Mortgage Broker   OneCap procured a land loan for a        Lake Mead        02/02
                                                    Fee         related entity                          Horizon LLC

$       25,000       1,240,000         2.02%  Mortgage Broker   OneCap procured a land loan for a        Lake Mead        02/02
                                                    Fee         related entity                          Horizon LLC

$       16,700         825,000         2.02%  Mortgage Broker   OneCap procured a land loan for a        Lake Mead        02/02
                                                    Fee         related entity                          Horizon LLC

$       45,200       1,500,000         3.01%  Mortgage Broker   OneCap procured a land loan for a        Lake Mead        02/02
                                                    Fee         related entity                          Horizon LLC

$       24,835         993,383         2.50%    Real Estate     OneCap represented the seller in a       Lake Mead        03/02
                                                 Commission     land sale                               Horizon LLC

$       23,200       1,150,000         2.02%  Mortgage Broker   OneCap procured a land loan for a        Lake Mead        03/02
                                                    Fee         related entity                          Horizon LLC
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
                                       1.77%                    Total Related Party Revenues

$       32,010        n/a             n/a       Sublease by     OneCap subleases a portion of its        PPD LLC       01/02-03/02
                                                   OneCap       office space to a related company
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------

Quarter ended 6/30/02
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
 Payment Amount   Transaction      Average     Transaction Type                Details                   Entity        Transaction
                     Volume       Revenue %                                                                               Dates
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
$       23,400       1,160,000        2.02%   Mortgage Broker   OneCap procured a land loan for a      Lake Mead          04/02
                                                    Fee         related entity                        Horizon LLC

$       51,880       2,584,000        2.01%   Mortgage Broker   OneCap procured a land loan for a      Lake Mead          04/02
                                                    Fee         related entity                        Horizon LLC

$       55,000       2,740,000        2.01%   Mortgage Broker   OneCap procured a land loan for a      Lake Mead          05/02
                                                    Fee         related entity                        Horizon LLC

$       45,700       2,275,000        2.01%   Mortgage Broker   OneCap procured a land loan for a      Chateau            06/02
                                                    Fee         related entity                       Summerlin LLC
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------
                                      2.01%                     Total Related Party Revenues

$       32,010       n/a             n/a         Sublease by     OneCap subleases a portion of its      PPD LLC        04/01-06/01
                                                   OneCap        office space to a related company
---------------- --------------- ------------ ----------------- ------------------------------------ -------------- ---------------

The related party revenue of $85,378 in 12/01 from Pacific Hilltop 2, LLC (a consolidated affiliate) is presented as a reduction of property basis as opposed to revenue in the consolidating financial statements.

ITEM 13. EXHIBITS AND REPORTS

     (a) Exhibits. The exhibits as indexed below are included as part of this annual report on Form 10-KSB.

Item 14.  CONTROLS AND PROCEDURES

     Item 14 has been omitted pursuant to the transition provisions of Exchange Act Release No. 34-46427.


EXHIBIT INDEX

The following documents are incorporated herein by reference:

---------------- -------------------------------------------------------------------------------------- ---------------------
Exhibit Number   Description                                                                            Page Number and
                                                                                                        Filing Method
---------------- -------------------------------------------------------------------------------------- ---------------------
1.1              Placement Agent Agreement with NevWest Securities Corporation dated July 16, 2001      **
---------------- -------------------------------------------------------------------------------------- ---------------------
3.1              Articles of Incorporation of the Company filed June 7, 1999                            *
---------------- -------------------------------------------------------------------------------------- ---------------------
3.2              By-Laws of the Company adopted June 7, 1999                                            *
---------------- -------------------------------------------------------------------------------------- ---------------------
10.1             Sublease Agreement with Sierra Pacific Energy Corporation, dated July 9, 2000          *
---------------- -------------------------------------------------------------------------------------- ---------------------
10.2             Sublease Agreement with Pacific Properties and Development LLC, dated July 9, 2000     **
---------------- -------------------------------------------------------------------------------------- ---------------------
10.3             Promissory Note from Pacific Properties and Development LLC, dated June 28, 2001       **
---------------- -------------------------------------------------------------------------------------- ---------------------
10.4             Promissory Note with Bank of America, dated August 28, 2000                            **
---------------- -------------------------------------------------------------------------------------- ---------------------
99.1             Certification Pursuant to 18 U.S.C. Section 1350                                       ***
---------------- -------------------------------------------------------------------------------------- ---------------------


* Previously filed by the Company on Form 10-SB, filed with the Commission on August 24, 2000, File No. 000-31369.

** Previously filed by the Company with its 2001 Annual Report on Form 10-KSB, filed with the Commission on October 1, 2001.

***  Filed herewith.

                                 CERTIFICATIONS

I, Vince Hesser, certify that:

1.         I have reviewed this annual report on Form 10-KSB of OneCap;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: 9/30/02
                                   /s/ Vince Hesser
                                  -------------------------------------------
                                  Vince Hesser
                                     CEO/COO

                                     OneCap

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                     OneCap

                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001





                                    CONTENTS

                                                                           PAGE

Independent auditors' report                                                 1

Financial Statements:
           Consolidated balance sheets                                       2
           Consolidated statements of operations                             3
           Consolidated statements of changes in stockholders' equity        4
           Consolidated statements of cash flows                             6
Notes to consolidated financial statements                                   7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
OneCap
Las Vegas, Nevada


           We have audited the accompanying consolidated balance sheets of OneCap and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OneCap and Subsidiaries as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BRADSHAW, SMITH & CO., LLP


/s/ Bradshaw Smith & Co.


August 21, 2002
Las Vegas, Nevada

OneCap
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001


                                                                                 As of           As of
                                                                             June 30, 2002       June 30, 2001
                                                                         ----------------------  -----------------
ASSETS
Current assets:

Cash                                                                     $             445,016   $      1,282,491
                                                                         ----------------------  -----------------
Accounts receivable (net of allowance for doubtful accounts of $0)                      75,885              8,338

         Notes and loans receivable, current portion (Note 3)                            8,385                 --

Notes and loans receivable, related parties, current portion (Note 2)                  269,056             31,549

Income tax receivable (Note 9)                                                         130,500                 --

Prepaid expense                                                                         18,782                707
                                                                         ----------------------  -----------------
Total current assets                                                                   947,624          1,323,085

Notes and loans receivable (Note 3)                                                    170,000                 --

Notes receivable, related parties, net current portion (Note 2)                        265,917            540,003

Land held for development (Notes 4 and 7)                                            1,658,757                 --

Property and equipment (Notes 5 and 7)                                               6,712,150            183,800

Other assets (net accumulated amortization of $60,588 and $0)                           61,039             19,759
                                                                         ----------------------  -----------------
                                                                         $           9,815,487   $      2,066,647
                                                                         ======================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and other liabilities (Note 6)                          $             326,315   $         41,076

Income tax payable (Note 9)                                                                 --            362,929

Notes payable, current portion (Note 7)                                              7,607,799             49,071
                                                                         ----------------------  -----------------
Total current liabilities                                                            7,934,114            453,076

Notes payable, net current portion (Note 7)                                              9,497             63,424

Deferred income tax payable (Note 9)                                                     9,700             12,400
                                                                         ----------------------  -----------------
Total liabilities                                                                    7,953,311            528,900
                                                                         ----------------------  -----------------
Commitments and contingencies (Note 10)                                                     --                 --

Minority interest (Note 11)                                                            449,751                 --
                                                                         ----------------------  -----------------
Stockholders' equity (Note 12):                                                                                --

Preferred stock, $.001 par value; 5,000,000 shares authorized,                              --                 --
   No shares issued and outstanding

Common stock, $.001 par value; 20,000,000 shares authorized,                             8,771              8,812
   8,770,418 and 8,811,618 shares issued and outstanding

Additional paid-in capital                                                             596,518            596,518

Retained earnings                                                                      845,550            932,417
                                                                         ----------------------  -----------------
                                                                                     1,450,839          1,537,747

                    Less treasury stock - 41,200 shares at cost                        (38,414)                --
                                                                         ----------------------  -----------------
                                                                                     1,412,425          1,537,747
                                                                         ----------------------  -----------------


                                                                         $           9,815,487  $       2,066,647
                                                                         ======================  =================



             The Notes to Consolidated Financial Statements are an integral part of these statements.

OneCap
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                                           June 30, 2002          June 30, 2001
                                                                         ----------------------  -------------------
Revenues:

Loan fees and commission revenue                                         $          1,183,379    $        2,093,478

Loan fees and commission revenue, related parties (Note 2)                          1,001,326             2,079,476

Service fee revenue (Note 2)                                                           15,648                    --

Rental revenues                                                                        99,105                    --

Less commission expense (Note 2)                                                     (643,580)           (1,349,213)
                                                                         ----------------------  -------------------
                                                                                    1,655,878             2,823,741
                                                                         ----------------------  -------------------
Expenses:

         Rental expenses                                                               56,326                    --

General and administrative expenses (Note 2)                                        1,718,453             1,307,309

Depreciation and amortization expense                                                  60,280                25,899
                                                                         ----------------------  -------------------
                                                                                    1,835,059             1,333,208
                                                                         ----------------------  -------------------

Income (loss) from operations                                                        (179,181)            1,490,533

Other income (expense):

Interest and other income (Note 2)                                                    113,546                41,465

Interest expense (Note 8)                                                             (55,781)              (10,415)
                                                                         ----------------------  -------------------
Net income (loss) before income taxes and minority interest                          (121,416)            1,521,583

Minority interest (Note 11)                                                               249                    --
                                                                         ----------------------  -------------------
Net income (loss) before income taxes                                                (121,167)            1,521,583

Income tax expense (benefit):

         Current federal                                                              (31,600)              462,691

Deferred federal                                                                       (2,700)               12,400
                                                                         ----------------------  -------------------
                                                                                      (34,300)              475,091
                                                                         ----------------------  -------------------
Net income (loss)                                                        $            (86,867)    $       1,046,492
                                                                         ======================  ===================
                   Earnings (loss) per common share                      $              (0.01)    $           0.119
                                                                         ======================  ===================
         Weighted average number of common shares outstanding                       8,804,806             8,811,618
                                                                         ======================  ===================


             The Notes to Consolidated Financial Statements are an integral part of these statements.

OneCap
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001





                                   Common Stock                Additional         Retained         Treasury          Stock-
                                                                paid-in           earnings           Stock          holders'
                                                                capital         (accumulated                         equity
                               Shares           Amount                            deficit)
-----------------------------  -----------  ---------------  --------------   -------------------  ------------  ---------------
Balance, June 30, 2000          8,811,618   $       8,812    $     530,518    $       (114,075)    $       --    $      425,255
-----------------------------  -----------  ---------------  --------------   -------------------  ------------  ---------------
 Services contributed by               --               --           66,000                  --             --            66,000
      stockholders
-----------------------------  -----------  ---------------  --------------   -------------------  ------------  ---------------
Net income for the year                --               --               --           1,046,492             --         1,046,492
ended June 30, 2001
-----------------------------  -----------  ---------------  --------------   -------------------  ------------  ---------------
Balance, June 30, 2001          8,811,618            8,812          596,518             932,417             --         1,537,747
-----------------------------  -----------  ---------------  --------------   -------------------  ------------  ---------------
Purchase of treasury             (41,200)             (41)               --                  --       (38,414)          (38,455)
stock
-----------------------------  -----------  ---------------  --------------   -------------------  ------------  ---------------
Net loss for the year                  --               --               --            (86,867)             --          (86,867)
ended June 30, 2002
-----------------------------  -----------  ---------------  --------------   -------------------  ------------  ---------------
Balance, June 30, 2002          8,770,418   $       8,771    $     596,518    $        845,550        (38,414)   $    1,412,425
-----------------------------  -----------  ---------------  --------------   -------------------  ------------  ---------------





             The Notes to Consolidated Financial Statements are an integral part of these statements.

OneCap
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001





                                                                           June 30, 2002          June 30, 2001
                                                                      ----------------------- ---------------------
Cash flows from operating activities:

Net income (loss)                                                     $              (86,867) $          1,046,492
                                                                      ----------------------- ---------------------
     Adjustments to reconcile net income (loss) to net cash (used in)
               provided by operating activities:

Changes to net income (loss) not requiring cash outlays:

Services contributed by stockholders                                                      --                66,000

Depreciation and amortization                                                         60,280                25,899

Changes in:

Accounts receivable                                                                  (45,378)               (7,100)

Other assets                                                                          (1,792)              (20,466)

Prepaid expenses                                                                       9,919                    --

Accounts payable and other liabilities                                                98,822               (60,294)

Deferred tax liability                                                                (2,700)               12,400

Accrued interest payable                                                              42,946                    --

Income tax receivable                                                               (130,500)                1,880

Income tax payable                                                                  (362,929)              362,929
                                                                      ----------------------- ---------------------
Net cash (used in) provided by operating activities                                 (418,199)            1,427,740
                                                                      ----------------------- ---------------------
Cash flows from investing activities:

Additions to property and equipment                                                  (32,109)             (178,371)

Increase in land held for investment                                                (378,093)                   --

Investments in limited liability companies                                          (225,000)                   --

Increase in notes and loans receivable                                              (178,385)                   --

Increase in notes and loans receivable, related parties                               36,579              (571,552)
                                                                      ----------------------- ---------------------
Net cash used by investing activities                                               (777,008)             (749,923)
                                                                      ----------------------- ---------------------
Cash flows from financing activities:

Purchase of treasury stock                                                           (38,455)                   --

Increase in minority interest                                                        449,751                    --

Proceeds from notes payable                                                                --              150,000

Payments on notes payable                                                            (53,564)              (37,505)
                                                                      ----------------------- ---------------------
Net cash provided by financing activities                                            357,732               112,495
                                                                      ----------------------- ---------------------
Net (decrease) increase in cash                                                     (837,475)              790,312

Cash at beginning of period                                                         1,282,491              492,179
                                                                      ----------------------- ---------------------
Cash at end of period                                                 $              445,016  $          1,282,491
                                                                      ======================= =====================
          Supplemental disclosure of cash flow information:

     Cash paid for interest expense (net of amounts capitalized)      $               55,781  $             10,415
                                                                      ======================= =====================
                      Cash paid for income taxes                      $              461,829  $             98,527
                                                                      ======================= =====================
                 Services contributed by stockholders                 $                   --  $             66,000
                                                                      ======================= =====================


             The Notes to Consolidated Financial Statements are an integral part of these statements.

OneCap
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001 (Continued)


         Schedule of non-cash investing and financing activities

         In June 2002, the Company exchanged its 25% interest in MF Devco-Carlsbad, LLC, for a 99% interest in Pacific Stonegate Nevada, LLC, as follows:


                  Rental property                                                     $     6,552,482

                  Accounts receivable                                                           22,169

                  Other assets                                                                  42,820

                  Prepaid expenses                                                              28,701

                  Notes payable                                                            (6,234,755)

                  Accounts payable and accrued liabilities                                   (186,417)

                  Investment in limited liability company                                    (225,000)
                                                                                      ----------------
                                                                                      $            --
                                                                                      ================

         During the year ended June 30, 2002, the Company financed the purchase of a parcel of land as follows:



                  Land held for development        $     1,280,664

                  Note payable                          (1,280,664)
                                                   ----------------
                                                   $            --
                                                   ================


             The Notes to Consolidated Financial Statements are an integral part of these statements.

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Summary of significant accounting policies:

         Organization and nature of business:

         OneCap (the "Company") was incorporated in the State of Nevada on June 7, 1999 to serve as a loan and real estate broker for residential and commercial loan and real estate transactions and real estate investment. A substantial amount of the Company's revenues are derived from doing business with related entities. The Company is authorized to issue 20,000,000 shares of common stock with a par value of $.001 and 5,000,000 shares of preferred stock with a par value of $.001.

         In June, 1999, the Company issued 100 shares of common stock, no par value, in exchange for cash and other assets totaling $19,600. On November 1, 1999, the Articles of Incorporation were amended to increase the number of authorized shares of Common Stock to 20,000,000 with a par value of $.001 and to authorize 5,000,000 shares of Preferred Stock with a par value of $.001. On November 2, 1999, the 100 shares of Common Stock outstanding with no par value were exchanged for 100 shares of Common Stock with a par value of $.001 and an additional 6,937,400 shares of Common Stock with a par value of $.001 were issued for $6,900.

         In May, 2000, the Company issued an additional 1,659,200 shares of common stock through an offering in the State of Nevada. The stock was offered at $.25 per share and the number of shares sold in the offering was 2,000,000 shares. The net proceeds to the Company, after deducting offering costs of $10,000 was $404,800. In connection with the offering, the Company issued 214,918 restricted shares of common stock to Campbell Mello Associates ("CMA") for services rendered. The offering was made pursuant to Section 4(2) of the Securities Act of 1933.

         During 2002, the Company purchased 41,200 shares of treasury stock under its stock repurchase program. There have been no other issuances of common or preferred stock.

     The Company uses the accrual method of accounting. The Company has adopted June 30 as its fiscal year end.

         Principles of consolidation:

         The accompanying consolidated financial statements include the accounts of OneCap and its consolidated interest in its subsidiaries. A description of those subsidiaries follows. The Company's wholly owned subsidiaries include OneCap Realty, a real estate broker organized in the State of Nevada in October, 2001; OneCap Properties, a commercial real estate developer and investor incorporated in the State of Nevada in October, 2001; and OneCap Mortgage, a mortgage company incorporated in the State of Nevada in December, 2001. The Company has a 99% interest in Pacific Stonegate Nevada, LLC ("Stonegate"), a Nevada limited liability company organized in the State of Nevada, in February, 2001. Stonegate owns and leases an apartment complex in Las Vegas, Nevada. The Company has a 60% interest in Pacific Hilltop 2, LLC, a Nevada limited liability company, organized in the State of Nevada in January, 2002 to develop and lease commercial rental property in Henderson, Nevada. The Company currently owns the only unit issued by OneCap Real Estate Fund I, LLC, a limited liability company organized in the State of Nevada in April, 2001. OneCap Real Estate Fund is a development stage company.

         All significant intercompany balances and transactions have been eliminated.

         Cash and cash equivalents:

         The Company considers highly liquid investments with maturities of three months or less when purchased

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to be cash equivalents.

         Earnings (loss) per share:

         Earnings (loss) per share was computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At June 30, 2002 and 2001, all of the 343,000 and 231,500 stock options, respectively, were excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

         Use of estimates in preparation of consolidated financial statements:

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Description of rental arrangements:

         The Company's rental operations consist of leasing units in an apartment complex located in Las Vegas, Nevada. The Company generally leases the apartment units under leases with a term of one year or less.

         Land under development:

         Land, site improvements, buildings and related structures are carried at cost. All costs directly and indirectly associated with the acquisition, development and construction, including construction period interest, are capitalized to the project. Upon receipt of a Certificate of Occupancy, costs related to the structure ready for occupancy are transferred to rental property.

         Advertising costs:

         Advertising costs are charged to expense as incurred. Advertising expenses were $157,526 and $190,650 for the years ended June 30, 2002 and 2001, respectively.

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

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Fair value of financial instruments:

         Cash and cash equivalents, accounts receivable, notes and loans receivable, notes and loans receivable related parties, accounts payable and notes payable are reported at amounts that approximate their fair values.

2.       Related party transactions:

         a.       Notes and loans receivable, related parties:

         As of June 30, 2002 and 2001, notes and loans receivable, related parties consisted of the following:


                                                                 June 30, 2002          June 30, 2001
                                                            ------------------------    -------------------
Note receivable from Pacific Properties and                 $               479,036     $          504,157
Development, LLC, a company owned by the
majority stockholder, unsecured, bearing interest at
12% per annum, with principal and interest
payments of $49,750 due quarterly, scheduled to
mature in July, 2003.

Note receivable from Pacific Properties and                                   16,712                 28,164
Development, LLC, a company owned by the
majority stockholder, secured by furniture and
equipment, bearing interest at 10.5% per annum
with monthly principal and interest payments of
$1,235, scheduled to mature in August, 2003.

Note receivable from Pacific Properties and                                   20,234                     --
Development, LLC, a company owned by the
majority stockholder, unsecured, bearing interest at
14% per annum, with interest only payments due
monthly, scheduled to mature in May, 2003.

Subscription receivable from First Capital Real                                   --                 20,000
Estate Fund, unsecured, non-interest bearing.

Commission advances to real estate agent,                                     18,991                 19,231
unsecured, non-interest bearing, due upon closing
of sales transactions.

                                                                             534,973                571,552

Less current portion                                                         269,056                 31,549
                                                            ------------------------    -------------------

                                                            $               265,917               $540,003
                                                            ========================    ===================

         The Company recognized interest income from notes and loans receivable, related parties totaling $76,835 and $2,992 during the years ended June 30, 2002 and 2001, respectively.

         b.       Investment and rental property:

         In June, 2002, the Company exchanged its 25% interest in MF Devco-Carlsbad, LLC for a 99% interest in Pacific Stonegate, LLC. The non-monetary exchange was done with Pacific Properties and Development, LLC ("PPD"), a company owned by the majority stockholder.

         The principal business activity of MF Devco-Carlsbad, LLC is to acquire, develop, operate and sell a parcel of real property in Carlsbad, California. Pacific Stonegate Nevada, LLC owns and operates 172 units in an apartment complex in Southern Nevada. The Company recorded the acquired assets based upon the cost basis of the assets surrendered. No gain or loss was reported. See Note 16 for further detail.

         c.       Revenues:

         A significant portion of the Company's revenues are derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. During the years ended June 30, 2002 and 2001, two and seven transactions accounted for 19% and 42% of gross revenues, respectively.

         d.       Office space:

         The Company subleases office space to PPD. The sublease commenced August 1, 2000 and expires January 31, 2003 with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October 1. During the years ended June 30, 2002 and 2001, the Company received $128,656 and $112,235 under the sub-lease.

         e.       Services contributed by stockholders:

         During the year ended June 30, 2001, two stockholders contributed their services, valued at $66,000, to the Company. Steven Molasky, CEO, contributed services valued at $36,000, and Vince Hesser, President, contributed services valued at $30,000. Mr. Molasky spent approximately 8 hours per week (or 20%) and Mr. Hesser spent approximately 20 hours per week (or 50%) of their working time on OneCap business. The Company estimates the annual full-time fair value compensation to be $240,000 for the CEO and $120,000 for the President. The values were determined based upon the Company's estimates of a reasonable compensation package for this type and size of Company and the responsibilities of this type of position.

         f.       Commission expense:

         During the year ended June 30, 2001, the Company worked on a joint acquisition project with PH, LLC, a company in which a relative of the majority stockholder has an ownership interest. In connection with the project, the Company paid a portion of the commissions earned to PH, LLC. PH, LLC received $1,141,231 during the year then ended.

         g.       Service fee revenue:

         During the year ended June 30, 2002, the Company serviced loans for companies under common control. OneCap earned $15,648 in fees from servicing the loans during the year ended June 30, 2002.

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         h.       Administration fees:

         During the year ended June 30, 2001, the Company paid administration fees totaling $29,000 to PPD, for administrative services provided.

3.       Notes and loans receivable:

         As of June 30, 2002 and 2001, notes and loans receivable consisted of the following:


                                                                   June 30, 2002         June 30, 2001
                                                                   -------------------   ------------------
Notes receivable from PCTV Homes, unsecured, non-interest          $            8,385    $              --
bearing, due on demand.

Note receivable from Cyberlux Corporation, secured by assets                   170,000                   --
of the company, bearing interest at 13% per annum, with the
greater of interest only or 5% of gross revenue due monthly.
Scheduled to mature in October, 2002 with a six month extension.
The note has a conversion feature for common stock of Cyberlux.
                                                                   -------------------   ------------------
                                                                               178,385                   --

Less current portion                                                             8,385                   --
                                                                   -------------------   ------------------
                                                                   $          170,000    $              --
                                                                   ===================   ==================

4.       Land held for development:

         Land held for development as of June 30, 2002 consists of 3.92 acres of real property in Henderson, Nevada. Pacific Hilltop 2, LLC is planning on developing the land and building commercial rental property.

5.       Property and equipment:

         Property and equipment at June 30, 2002 and 2001 consisted of the following:


                                                              June 30, 2002         June 30, 2001
                                                         ------------------------   --------------------
Land                                                     $               850,000    $                --

Rental property buildings and improvements (Pacific                    5,855,157                     --
Harbors)

Computer equipment                                                        47,121                 28,763

Computer software                                                          5,950                  4,878

Furniture and equipment                                                  174,733                153,617

Leasehold improvements                                                    34,757                 30,493
                                                         ------------------------   --------------------
                                                                       6,967,718                217,751

Less accumulated depreciation                                            255,568                 33,951
                                                         ------------------------   --------------------
                                                         $             6,712,150    $           183,800
                                                         ========================---====================

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Depreciation expense for the years ended June 30, 2002 and 2001 was $56,241 and $25,899, respectively.

6.       Accounts payable and other liabilities:

         Accounts payable and other liabilities as of June 30, 2002 and 2001 consisted of the following:


                                                                        June 30, 2002            June 30, 2001
                                                                   -----------------------  -----------------------
                  Operating accounts payable                       $              191,750   $               25,946

                            Tenant security deposits                               32,863                       --

                  Prepaid rent from tenants                                        21,319                       --

                  Accrued payroll and commissions                                  80,383                   15,130
                                                                   -----------------------  -----------------------
                                                                   $              326,315   $               41,076
                                                                   =======================  =======================

7.       Notes payable:

         Notes payable as of June 30, 2002 and 2001 consisted of the following:


                                                                June 30, 2002           June 30, 2001
                                                                --------------------- ---------------------
Note payable to a bank, secured by first trust deed and         $          6,230,528    $               --
assignment of rents on Pacific Harbors, bearing interest at
9% per annum, with monthly principal and interest payments
of $48,700, scheduled to mature in March, 2003.  The
majority stockholder has personally guaranteed the note.

Note payable to a member of Pacific Hilltop 2, LLC, secured                 1,323,610                    --
by land held for development, bearing interest at 8% per annum, originally scheduled to mature on July 4, 2002, extension is in negotiation.

Note payable to a bank, secured by furniture and equipment,                    63,158               112,495
bearing interest at 9.5% per annum, scheduled to mature in
August, 2003.  The note is personally guaranteed by the
majority stockholder.
                                                                --------------------- ---------------------
                                                                            7,617,296               112,495

Less current portion                                                        7,607,799                49,071
                                                                --------------------- ---------------------
                                                                $              9,497    $           63,424
                                                                =====================   ===================






         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Notes payable are scheduled to mature as follows:


     For the year ending
          June 30,
--------------------------------
            2003                 $                    7,607,799
            2004                                           9,497
                                 -------------------------------
            Total                $                    7,617,296
                                 ===============================

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Interest expense:

         The Company capitalized interest as a component of land held for development. Total interest incurred during the years ended June 30, 2002 and 2001 follows:


                                              June 30, 2002            June 30, 2001
                                       ----------------------------    ----------------------
Interest charged to income             $        55,781                 $        10,415

Interest capitalized                            42,946                                 --
                                       ----------------------------    ----------------------
                                       $        98,727                 $        10,415
                                       ============================    ======================

9.       Income taxes:

         The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:


                                                                     2002             2001
                                                            ------------------------- ------------------
Expected tax provision at a 34% rate                        $              (41,281)   $         517,339

Change in valuation allowance                                                    --             (49,964)

Non-deductible fair market value of officers' salaries                           --              22,440

Other nondeductible expenses and other adjustments                            6,981             (14,724)
                                                            ------------------------- ------------------
                                                            $               (34,300)  $         475,091
                                                            ========================  ==================

         Deferred tax asset and deferred tax liability has been provided for taxable temporary differences related primarily to timing of a subsidiary's year end for tax purposes and excess of depreciation and amortization for tax purposes over the amount for financial reporting purposes as follows:


                                                                     2002             2001
                                                            ------------------------- ------------------
Timing of subsidiary losses                                 $                8,475    $              --

Excess of depreciation and amortization for tax purposes                   (18,175)             (12,400)
                                                            ------------------------- ------------------
Net deferred tax liability                                  $               (9,700)   $         (12,400)
                                                            =======================-- ==================

10.      Commitments and contingencies:

         Concentrations:

         In the normal course of business, the Company maintains cash at financial institutions in excess of federally insured limits.

     Substantially all of the Company's operations are derived from the Southwestern region of the United

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


States. Consequently, the Company's results of operations and financial condition are affected by general trends in the Southwestern States' economy and its commercial and residential real estate market.

         The Company leases apartment units primarily to individuals located in Las Vegas, Nevada. The terms of the leases generally require basic rent payments at the beginning of each month. Each tenant is also required to make a deposit at the inception of the lease. Credit risk associated with the lease agreements is limited to the amounts of rent receivable from tenants less security deposits.

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

         Stock option plan:

         On July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less than 100% of current FMV of the stock price) may be fixed by the Board of Directors at its sole discretion. Through June 30, 2002, 343,000 of the stock options that have been granted are still outstanding and will be vested at 100% in twenty-four months from the grant date.

         Lease agreement:

         The Company leases corporate office space in Las Vegas, Nevada, under an operating lease expiring in January, 2003 with an option to renew for 20 months.

         Note payable:

         As a condition of the exchange of investment interests between OneCap and PPD, OneCap must negotiate with the current lender of Pacific Stonegate Nevada, LLC to remove Mr. Molasky as a personal guarantor or refinance the property. As of the report date, the Company was still in negotiations with the bank.

         Proceeds:

         Upon the sale of Pacific Stonegate Nevada, LLC, a prior owner of the rental property is entitled to receive 60% of the net cash proceeds.

11.      Minority interest:

         The consolidated financial statements include the accounts of Pacific Stonegate Nevada, LLC ("Stonegate") and Pacific Hilltop 2, LLC ("Hilltop"). OneCap has a 99% ownership interest in Stonegate and a 60% ownership interest in Hilltop. The minority interest in the consolidated balance sheets consist of the remaining ownership interests not owned by the Company.

12.      Stockholder's equity:

         Restricted shares of common stock:

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         7,272,342 of the total shares of common stock outstanding as of June 30, 2002 are restricted.

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

         Warrants and options:

         There are 343,000 options outstanding to acquire additional shares of common stock.

         Stock repurchase program:

         In March, 2002, the Board of Directors authorized the repurchase of OneCap common stock. The Board authorized the use of funds up to $500,000. As of June 30, 2002, the Company has repurchased 41,200 shares at a cost of $38,455.

         Capital contributions:

         As discussed in Note 2, during the year ended June 30, 2001, two stockholders contributed their services as CEO and President. The Company included the compensation expense in general and administrative expenses with a corresponding increase in additional paid-in-capital.

         Stock option plan:

         In 2001, the Company's Board of Directors approved the creation of the OneCap 2000 Stock Option Plan which reserves 1,250,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. The options, under the plan, are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

         The following is a summary of activity of outstanding stock options under the 2000 Stock Option Plan:

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                              Options Outstanding
                                  -------------------------------------------
                                          Shares           Weighted Average
                                                           Exercise Price
                                  ------------------------ ------------------
Balance June 30, 2000                                 --   $              --
                                  ------------------------ ------------------
Granted                                         232,500                 1.00

Canceled/expired                                 (1,000)                1.00
                                  ------------------------ ------------------
Balance, June 30, 2001                          231,500                 1.00

Granted                                         150,000                 1.00

Canceled/expired                                (38,500)                1.00
                                  ------------------------ ------------------
Balance, June 30, 2002                          343,000    $            1.00
                                  ======================   ==================
Exercisable, June 30, 2002                            --   $            1.00
                                  ======================   ==================


         The following is a summary of information about the 2000 Stock Option Plan options outstanding at June 30, 2002:


    Range of      Number           Weighted average     Weighted         Number          Weighted
 exercise prices  outstanding      remaining            average          exercisable     average
                                   contractual life     exercise price                   exercise price
                                   (years)
--------------------------------------------------------------------------------------- -----------------
$           1.00          343,000                 6.8   $          1.00              0   $          1.00
================= ================ ==================== ================ ==============  ================

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

         As permitted by SFAS 123, the Company accounts for these plans under APB 25, under which no compensation cost has been recognized.

         The following table discloses the Company's proforma net income (loss) and net income (loss) per share assuming compensation cost for employee stock options and warrants had been determined using the fair value- based method prescribed by SFAS 123.

             The Notes to Consolidated Financial Statements are an integral part of these statements.

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                      2002                        2001
                                             -----------------------    ----------------------
Net income (loss):

As reported                                  $             (86,867)     $           1,046,492

Pro forma                                                 (110,042)                 1,033,760

Earnings (loss) per share:

Basic:

As reported                                                 (0.010)                     0.119

Pro forma                                                   (0.012)                     0.117

Diluted:

As reported                                                 (0.010)                     0.119

Pro forma                                                   (0.012)                     0.117


         The fair value of each award under the stock option plan is estimated on the date of grant using the Black- Scholes option pricing model. The following range of assumptions were used to estimate the fair value of the options for the year ended June 30, 2002:


                                                                           Stock Option Plan
                                                                    --------------------------------
Expected stock price volatility                                                                 210%

Expected option lives (years)                                                                      4

Expected dividend yield                                                                           --

Risk-free interest rates                                                                       5.05%

Weighted-average fair value of options granted during year                                     $0.13



13.      Trust accounts:

         The Company manages certain trust assets including cash and receivables on behalf of investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At June 30, 2002, the cash held in trust was $108,717, and the trust receivable was $0. The related trust liability was $108,717 at June 30, 2002. The trust assets and liabilities are not recorded on the balance sheet of the Company at June 30, 2002.

14.      Loans serviced for others:

     The Company services loans for others, which are not shown on the balance sheets. The face amount of

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


these loans at June 30, 2002 approximated $18,429,000. The Company receives a servicing fee for the services rendered.

15.      Segment information:

         Revenues (net commission expense), operating income (loss) (excluding amortization and depreciation), identifiable assets, capital expenditures, and depreciation and amortization are as follows:


                                                 2002                           2001
                                                 ----------------------------   ------------------------
Revenues:

Realty division                                  $                  454,816     $             1,829,099

Mortgage division                                                 1,101,957                     994,642

Rental property division                                             99,105                          --
                                                 ----------------------------   ------------------------
                                                 $                1,655,878     $             2,823,741
                                                 ============================   ========================
Operating income (loss):

Realty division                                  $                   86,985     $             1,406,478

Mortgage division                                                   397,386                     488,780

Rental property division                                             38,183                          --

Corporate                                                          (641,455)                   (378,826)
                                                 ----------------------------   ------------------------
                                                 $                 (118,901)    $             1,516,432
                                                 ============================   ========================
Identifiable assets:

Realty division                                  $                   79,009     $                19,231

Mortgage division                                                   306,495                       8,338

Rental property division                                          6,325,472                          --

Development division                                              1,825,948                          --

Corporate                                                         1,278,563                   2,039,078
                                                 ----------------------------   ------------------------
                                                 $                9,815,487     $             2,066,647
                                                 ============================   ========================
Capital expenditures:

Corporate                                        $                   32,109     $               178,371
                                                 ============================   ========================
Depreciation and amortization:

Rental property division                         $                   16,388     $                    --

Corporate                                                            43,892                      25,899
                                                 ----------------------------   ------------------------
                                                 $                   60,280     $                25,899
                                                 ============================   ========================

There were no intersegment sales during 2002 and 2001.

16. Non-Monetary exchange:

         On June 1, 2002, OneCap entered into a non-monetary exchange with PPD. OneCap gave up its 25% interest in MF Devco-Carlsbad LLC ("MF Devco") and received a 99% interest in Stonegate .

         Management believed that the operations and activities of Stonegate fit better in the scope and business plans of OneCap than MF Devco. Stonegate owns and operates 172 units in an apartment complex in Southern Nevada. The rental property is well established. MF Devco owns a parcel of land in Carlsbad, California which it

         OneCap
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


plans to develop into a multi-family housing project.

         In the consolidated financial statements, the transaction has been reported at the basis of the asset given up which exceeded Stonegate's net book value. The increase was added to the basis of the rental property.

         Following is a summary of the transaction:


OneCap's cost basis of investment in MF Devco given up                    $                    225,000
                                                                          -----------------------------


Book value of Stonegate at the time of transfer:

Land                                                                                            850,000

Rental property buildings                                                                     5,501,300

Furniture and equipment                                                                          12,700

Accumulated depreciation                                                                      (165,375)

Accounts receivable                                                                              22,169

Prepaid expenses                                                                                 28,701

Other assets                                                                                     42,820

Notes payable                                                                               (6,234,755)

Accounts payable and accrued liabilities                                                      (186,417)
                                                                          -----------------------------
Members' deficit                                                                              (128,857)
                                                                          -----------------------------
Excess cost basis of asset relieved over assets acquired                  $                    353,857
                                                                          =============================


Basis of rental property on date of transfer                              $                  5,501,300

Excess cost basis added to reflect cost of transferred asset                                    353,857
                                                                          -----------------------------
Adjusted basis in rental property reported in consolidated financial      $                  5,855,157
statements
                                                                          =============================

         No gain or loss was recorded on the transaction. The results of operations of Stonegate for the month of June, 2002 have been included in the consolidated statement of operations for the year ended June 30, 2002.

         Upon the sale of the rental property owned by Stonegate, a prior owner of the complex is entitled to receive 60% of the net proceeds from any such sale after all debts and liabilities of the entity are paid in full. No accruals have been made since such liability can only be determined at the time of sale and will only be incurred if the fair market value exceeds net book value at the time of sale.


17. Subsequent event:

         On July 19, 2002, the Company entered into a purchase agreement to acquire a commercial office building in Las Vegas, Nevada for $5,000,000. As of the date of the financial statements, the Company has made an initial deposit of $50,000 into escrow and financing for the transaction has not been secured.