Form 10QSB
period 2002-09-30
ONECAP
filed 2002-11-14
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                    For the quarter ended September 30, 2002
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

YES         X              NO      ____


There were 8,770,418 shares of common stock, $0.001 par value, outstanding as of November 13, 2002.

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2002
         (Unaudited), and June 30, 2002                                        2

         Consolidated Statement of Operations  (Unaudited) for
         the Three Months Ended September 30, 2002 and 2001 (Unaudited)        3

         Condensed Consolidated Statements of Changes in Stockholders'
         Equity for the Three Months Ended September 30, 2002 (Unaudited)
         and for the Year Ended June 30, 2002                                  4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 2002 and 2001 (Unaudited)                  5

         Notes to Condensed Consolidated Financial Statements For the
         Three Months Ended September 30, 2002 and 2001 (Unaudited)            6

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              16


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18




                                      1 5

                                    PART - I
Item 1.           Financial Statements

OneCap

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2002 AND JUNE 30, 2002


                                                                                         As of             As of
                                                                                     September 30,     June 30, 2002
ASSETS                                                                                   2002

                                                                                   ------------------  -----------------
Current assets:
Cash                                                                               $         287,456   $        445,016
Accounts receivable (net of allowance for doubtful accounts of $-0-)                          43,715             75,885
Notes and loans receivable, current portion (Note 3)                                               0              8,385
Notes and loans receivable, related parties, current portion (Note 2)                        242,730            269,056
Income tax receivable                                                                        212,300            130,500
Other current assets                                                                         110,747             18,782
                                                                                   ------------------  -----------------
Total current assets                                                                         896,948            947,624
Notes and loans receivable (Note 3)                                                          178,385            170,000
Note receivable, related party, net current portion (Note 2)                                 119,082            265,917
Land held for development (Notes 4 and 7)                                                  1,787,261          1,658,757
Property and equipment (Notes 5 and 7)                                                     6,664,652          6,712,150
Other assets                                                                                 149,702             61,039
                                                                                   ------------------  -----------------
                                                                                   $       9,796,030   $      9,815,487
                                                                                   ==================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other liabilities (Note 6)                                    $        323,004    $        326,315
Notes payable, current portion (Note 7)                                                    7,694,764          7,607,799
Note payable-related party, current portion (Note 2)                                                                  0
                                                                                              75,000
                                                                                   ------------------  -----------------

Total current liabilities                                                                  8,092,768          7,934,114
Note payable, net current portion (Note 7)                                                         0              9,497
Deferred income tax payable                                                                    9,700              9,700
                                                                                   ------------------  -----------------
Total liabilities                                                                          8,102,468          7,953,311
                                                                                   ------------------  -----------------
Commitments and contingencies (Note 9)                                                            --                 --
Minority interest (Note 10)                                                                  450,000            449,751
Stockholders' equity (Note 11):
   Preferred stock, $.001 par value; 5,000,000 shares authorized,                                 --                 --
No shares issued and outstanding
Common stock, $.001 par value; 20,000,000 shares authorized,                                   8,771              8,771
8,770,418 and 8,811,618 shares issued and outstanding
Additional paid-in capital                                                                   596,518            596,518
Retained earnings                                                                            676,687            845,550
                                                                                   ------------------  -----------------
                                                                                           1,281,976          1,450,839
Less treasury stock - 41,200 shares at cost                                                  (38,414)           (38,414)
                                                                                   ------------------  -----------------
                                                                                           1,243,562          1,412,425
                                                                                   ------------------  -----------------
                                                                                   $       9,796,030   $      9,815,487
                                                                                   ==================  =================

   The Notes to Financial Statements are an integral part of these statements.

   OneCap

   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                Three months ended September 30
                                                                                 2002                    2001
                                                                         ----------------------  ----------------------

Revenues:
Loan fees and commission revenue                                         $             341,201             $   328,692
Loan fees and commission revenue, related parties (Note 2)                              84,300                 169,202
Service fee revenue  (Note 2)                                                           14,858
                                                                                                                     0
Rental revenue                                                                         315,642
                                                                                                                     0
Less commission expense                                                               (159,741)               (172,882)
                                                                         ----------------------  ----------------------
                                                                                       596,260                 325,012
                                                                         ----------------------  ----------------------
Expenses:
Rental expenses                                                                        131,729
                                                                                                                     0
General and administrative expenses (Note 2)                                           600,954                 389,727
                                                                         ----------------------  ----------------------
                                                                         ----------------------  ----------------------
                                                                                       732,683                 389,727
                                                                         ----------------------  ----------------------
Loss from operations                                                                  (136,423)                (64,715)
Other income (expense):
Interest and other income (Note 2)                                                      47,124                  33,886
Interest expense (Note  8)                                                            (161,364)                 (2,628)
                                                                         ----------------------  ----------------------
Net loss before income taxes and minority interest                                    (250,663)                (33,457)
                                                                         ----------------------  ----------------------
Minority Interest (Note 10)
                                                                                             0                       0
Net loss before income taxes
                                                                                      (250,663)                (33,457)
Income tax expense (benefit):
         Current federal                                                               (81,800)                (10,700)
         Deferred federal                                                                    0
                                                                                                                     0
                                                                         ----------------------  ----------------------
                                                                                       (81,800)                (10,700)
                                                                         ----------------------  ----------------------
Net loss                                                                 $            (168,863)  $             (22,757)
                                                                         ======================  ======================
Loss per common share                                                    $              (0.019)  $              (0.003)
                                                                         ======================  ======================
Weighted average number of common shares outstanding                                 8,770,418               8,811,618
                                                                         ======================  ======================


   The Notes to Financial Statements are an integral part of these statements.

OneCap

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND
FOR THE YEAR ENDED JUNE 30, 2002


                                         Common Stock              Additional   Retained       Treasury Stock     Stockholders'
                                                                    Paid-in     earnings                             Equity
                                                                    capital
                                -------------------------------
                                     Shares         Amount
                                ----------------   ---------------  ------------- ------------  ---------------  -----------------
Balance, June 30, 2001                 8,811,618   $     8,812      $     596,518 $    932,417  $           --  $      1,537,747
Purchase of treasury stock               (41,200)          (41)               --            --         (38,414)          (38,455)
Net income for the year ended                 --            --                --       (86,867)             --           (86,867)
June 30, 2002
                                              --            --                --            --              --                --
                                ---------------- -----------------  ------------- ------------  ---------------  -----------------
Balance, June 30, 2002                 8,770,418          8,771          596,518       845,550         (38,414)         1,412,425
Purchase of treasury stock                    --             --               --            --                                 --
Net loss for the three months                 --             --               --      (168,863)             --           (168,863)
ended September 30 2002
                                ---------------- -----------------  ------------- ------------  ---------------  -----------------

Balance, September 30, 2002            8,770,418  $      8,771  $      596,518    $  676,687    $    (38,414)    $    1,243,562
                                ================ =================  ============= ============  ===============  =================




   The Notes to Financial Statements are an integral part of these statements.

OneCap

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                        Three months ended
                                                                           ---------------------------------------------
                                                                            September 30, 2002     September 30, 2001
                                                                           ---------------------- ----------------------
Cash flows from operating activities:
  Net loss                                                                 $           (168,863)  $            (22,757)
Changes to net loss not requiring cash outlay:
    Depreciation and amortization                                                        60,685                  9,922
Changes in:
    Accounts receivable                                                                  32,170                (14,098)
    Other assets                                                                       (122,575)                   707
     Prepaid expense                                                                    (19,705)                     0
    Accounts payable and other liabilities                                               (3,310)                 4,117
    Accrued interest payable                                                             114,663                     0
    Income tax receivable                                                               (81,800)               (10,700)
    Income tax payable                                                                        0               (362,929)
                                                                           ---------------------- ----------------------
  Net cash used in operating activities                                                (188,735)              (395,738)
                                                                           ---------------------- ----------------------
Cash flows from investing activities:
    Additions to property and equipment                                                  (1,069)               (10,372)
    Increase in land held for investment                                               (128,504)                     0
    Investments in limited liability companies                                          (50,467)                     0
    Decrease in notes and loans receivable, related parties                             173,161                  5,282
                                                                           ---------------------- ----------------------
  Net cash used in investing activities                                                  (6,879)                (5,090)
                                                                           ---------------------- ----------------------
Cash flows from financing activities:
    Increase in minority interest
                                                                                            249                      0
    Proceeds from note payable, related party                                            75,000                      0
    Increase in capitalized financing                                                         0                (31,651)
    Payments on notes payable                                                           (37,195)               (11,787)
                                                                           ---------------------- ----------------------
  Net cash provided (used) by financing activities                                       38,054                (43,438)
                                                                           ---------------------- ----------------------
  Net decrease in cash                                                                 (157,560)              (444,266)
Cash at beginning of period                                                             445,016              1,282,491
                                                                           ---------------------- ----------------------
Cash at end of period                                                      $            287,456   $            838,225
                                                                           ====================== ======================
Supplemental disclosure of cash flow information:
    Cash paid for interest expense (net of amounts capitalized)            $            161,364   $              2,628
                                                                           ====================== ======================
    Cash paid for income taxes                                             $                  0   $            362,929
                                                                           ====================== ======================


   The Notes to Financial Statements are an integral part of these statements.

ONECAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001  (UNAUDITED)




1.   Basis of presentation:

As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended June 30, 2002 (Fiscal
2002).

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

     Earnings per share:

The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At September 30, 2002 and 2001, all of the 343,000 and 227,500, respectively, of stock options were excluded from the computation of diluted earnings per share because they were antidilutive.

Results of the interim periods are not necessarily indicative of those to be expected for the full year.

2. Related party transactions:

     a.  Notes and loans receivable, related parties:

     As of September 30, 2002, and June 30, 2002, notes and loans receivable, related parties consisted of the following:

                                                                              September 30, 2002          June 30, 2002
                                                                           ------------------------- -------------------------
         Note   receivable    from   Pacific    Properties   and           $                331,132  $              479,036
         Development,  LLC  ("PPD"),  a  company  owned  by  the
         Company's  majority  stockholder,   unsecured,  bearing
         interest at 12% per annum,  with principal and interest
         payments of $49,750 due quarterly,  scheduled to mature
         in July, 2003.

         Note  receivable  from PPD,  secured by  furniture  and                             13,007                  16,712
         equipment,  bearing  interest  at 10.5% per annum  with
         monthly  principal  and  interest  payments  of $1,235,
         scheduled to mature in August, 2003.

         Note receivable from PPD,  unsecured,  bearing interest                                 --                  20,234
         at 14% per  annum,  with  interest  only  payments  due
         monthly.

         Commission  advances to real estate  agent,  unsecured,                             17,673                  18,991
         non-interest   bearing,   due  upon  closing  of  sales
         transactions
                                                                           ------------------------- -----------------------
                                                                                            361,812                 534,973
         Less current portion                                                               242,730                 269,056
                                                                           ------------------------- -----------------------
                                                                           $                119,082  $              265,917
                                                                           ========================= =======================

     The Company recognized interest income from notes and loans receivable, related parties totaling $13,051 and $23,608 during the three months ending September 30, 2002 and 2001, respectively.

     b.  Investment and rental property:

     In June 2002, the Company exchanged its 25% interest in MF Devco-Carlsbad, LLC ("MF-Devco"), for a 99% interest in Pacific Stonegate, LLC ("Pacific Stonegate"). The non-monetary exchange was done with PPD.

     The principal business activity of MF Devco is to acquire, develop, operate and sell a parcel of real property in Carlsbad, California. Pacific Stonegate owns and operates 172 units in an apartment complex in Southern Nevada. The Company recorded the acquired assets based upon the cost basis of the assets surrendered. No gain or loss was reported.

     c.  Note payable, Related party:

     Note payable, related party as of September 30, 2002 consisted of a note payable due OneCap Real Estate Fund 1, LLC, secured by a refundable deposit, non interest bearing, due upon close of escrow.

     d.  Revenues:

     A significant portion of the Company's revenues is derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. During the three months ended September 30, 2001, one transaction accounted for 33% of gross revenues.

     e.  Office space:

     The Company subleases office space to ppd. The sublease commenced August 1, 2000, and expires January 31, 2003, with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October 1. During the three months ended September 30, 2002 and 2001, the Company received $32,010 and $30,825 under the sub-lease.

       f.     Service fee revenue:

     During the three months ended September 30, 2002, the Company serviced loans for companies under common control. OneCap earned $14,858 in fees from servicing the loans during the three months ended September 30, 2002.

3.   Notes and loans receivable:

     As of September 30, 2002, and June 30, 2002, notes and loans receivable consisted of the following:

                                                                                September 30, 2002       June 30, 2002
                                                                              ------------------------  ----------------
     Notes receivable from PCTV Homes,  unsecured,  non-interest  bearing,    $                 8,385   $        8,385
     due on demand.

     Note receivable from Cyberlux  Corporation,  secured by assets of the                    170,000           170,000
     Company,  bearing  interest  at 13% per  annum,  with the  greater of interest  only or 5% of  gross  revenue  due  monthly.  Scheduled  to mature in October  2002 with a  six-month  extension.  The Company is
     preparing   documentation   to  extend  the  note.  The  note  has  a
     conversion feature for common stock of Cyberlux.
                                                                              ------------------------  ----------------
                                                                                              178,385           178,385
     Less current portion                                                                           0             8,385
                                                                              ------------------------  ----------------
                                                                              $               178,385   $       170,000
                                                                              ========================  ================


4.   Land held for development:

     Land held for development as of September 30, 2002, and June 30, 2002, consists of 3.92 acres of real property in Henderson, Nevada. Pacific Hilltop 2, LLC ("Hilltop"), is planning on developing the land and building commercial rental property.

   5.    Property and equipment:

     Property and equipment at September 30, 2002, and June 30, 2002, consisted of the following:

                                                                                 September 30, 2002       June 30, 2002
                                                                                ----------------------  -------------------
       Land                                                                     $             850,000   $          850,000
       Rental property buildings and improvements (Pacific Harbors)                         5,855,406            5,855,157
       Computer equipment                                                                      47,941               47,121
       Computer software                                                                        5,950                5,950
       Furniture and equipment                                                                174,733              174,733
       Leasehold improvements                                                                  34,757               34,757
                                                                                ----------------------  -------------------
                                                                                            6,968,787            6,967,718
       Less accumulated depreciation                                                          304,135              255,568
                                                                                ----------------------  -------------------
                                                                                $           6,664,652   $        6,712,150
                                                                                ======================  ===================

     Depreciation expense for the three months ended September 30, 2002 and 2001 was $48,567 and $9,922, respectively.

6.   Accounts payable and other liabilities:

     Accounts payable and other liabilities as of September 30, 2002, and June 30, 2002, consisted of the following:


                                                                                September 30, 2002        June 30, 2002
                                                                              ------------------------ --------------------

                  Operating accounts payable                                  $               231,757  $           191,750
                  Tenant security deposits                                                     35,729               32,863
                  Prepaid rent from tenants                                                    19,420               21,319
                  Accrued payroll and commissions                                              36,098               80,383
                                                                              ------------------------ --------------------
                                                                              $               323,004  $           326,315
                                                                              ======================== ====================


7.   Notes payable:

     Notes payable as of September 30, 2002 and June 30, 2002 consisted of the following:

                                                                                  September 30, 2002      June 30, 2002
                                                                                 --------------------- --------------------

     Note  payable to a bank,  secured by first trust deed and  assignment       $          6,206,318  $        6,230,528
     of rents on Pacific Harbors,  bearing interest at 9% per annum,  with monthly  principal  and  interest  payments of $48,700,  scheduled to
     mature  in  March  2003.  The  Company's  majority   stockholder  has
     personally guaranteed the note.

     Note  payable  to a  member  of  Hilltop,  secured  by land  held for                  1,438,273            1,323,610
     development,  bearing interest at 8% per annum, through July 4, 2002, then 18%  until  converted  (as  discussed  in Note  14).  Originally scheduled  to mature on July 4, 2002,  note in process of  conversion to equity.

     Note payable to a bank,  secured by furniture and equipment,  bearing                     50,173               63,158
     interest at 9.5% per annum,  scheduled to mature in August 2003.  The note is personally guaranteed by the Company's majority stockholder.
                                                                                 --------------------- --------------------
                                                                                            7,694,764            7,617,296
     Less current portion                                                                   7,694,764            7,607,799
                                                                                 --------------------- --------------------
                                                                                 $                  0  $             9,497
                                                                                 ===================== ====================

8.   Interest expense:

     The  Company  capitalized   interest  as  a  component  of  land  held  for
     development.   Total  interest  incurred  during  the  three  months  ended
     September 30, 2002 and 2001 follows:


                                                                                September 30, 2002  September 30, 2001
                                                                                ------------------- --------------------
       Interest charged to income                                               $          161,364  $             2,628
       Interest capitalized                                                                108,799                    0
                                                                                ------------------- --------------------
                                                                                $          270,163  $             2,628
                                                                                =================== ====================



9.   Commitments and contingencies:

     Concentrations:

     In the normal course of business, the Company maintains cash at financial institutions in excess of federally insured limits.

     Substantially all of the Company's operations are derived from the Southwestern region of the United States. Consequently, the Company's results of operations and financial condition are affected by general trends in the southwestern states' economy and their commercial and residential real estate market.

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

     Stock option plan:

     On July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less than 100% of current fair market value of the stock price) may be fixed by the Board of Directors at its sole discretion. Through September 30, 2002, 343,000 of the stock options that have been granted are still outstanding and will be vested at 100% in twenty-four months from the grant date.

     Lease agreement:

     The Company leases corporate office space in Las Vegas, Nevada, under an operating lease expiring in January 2003 with an option to renew for 20 months.

     Note payable:

     As a condition of the exchange of investment interests between OneCap and PPD, OneCap must negotiate with the current lender of Pacific Stonegate Nevada, LLC, to remove Mr. Molasky as a personal guarantor or refinance the property. As of the report date, the Company was still in negotiations with the bank.

     Proceeds:

     Upon the sale of Pacific Stonegate Nevada, LLC, a prior owner of the rental property is entitled to receive 60% of the net cash proceeds.

10.  Minority interest:

     The consolidated financial statements include the accounts of Hilltop. OneCap has a 60% ownership interest in Hilltop. The minority interest in the consolidated balance sheets consist of the remaining ownership interests not owned by the Company.

11.  Stockholder's equity:

     Restricted shares of common stock:

     7,272,342 of the total shares of common stock outstanding as of September 30, 2002, are restricted.

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

     Stock repurchase program:

     In March 2002, the Board of Directors authorized the repurchase of OneCap common stock. The Board authorized the use of funds up to $500,000. As of September 30, 2002, the Company has repurchased 41,200 shares at a cost of $38,455.

     Stock option plan:

     In 2001, the Company's Board of Directors approved the creation of the OneCap 2000 Stock Option Plan which reserves 1,250,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. The options under the plan are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

   12. Trust accounts:

     The Company manages certain trust assets including cash and receivables on behalf of investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At September 30, 2002, the cash held in trust was $1,164,404, and the trust receivable was $0. The related trust liability was $1,164,404 at September 30, 2002. The trust assets and liabilities are not recorded on the balance sheet of the Company at September 30, 2002.

   13. Loan serviced for others:

     The Company services loans for others, which are not shown on the balance sheets. The face amount of these loans at September 30, 2002, approximated $19,436,000. The Company receives a servicing fee for the services rendered.

   14. Subsequent events:

     On October 7, 2002, the Company entered into an option agreement to acquire a commercial office building in Las Vegas, Nevada for $5,300,000. The Company has also entered into a building lease agreement to lease the above commercial office building and execute the property management.

     The Company entered into a purchase agreement to acquire a commercial building in Las Vegas, Nevada for $21,900,000. In October 2002, the Company has made an initial deposit of $400,000 into escrow and financing for the transaction has been secured.

     The Company has negotiated the conversion of a note payable to a member of Hilltop that had a scheduled maturity date of July 4, 2002. The note will be converted to equity in the project, and paperwork is being executed.

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

The Company has expanded its scope to include real property investments through a wholly owned subsidiary, OneCap Properties. The goal of OneCap Properties is to capitalize on specific built, or to-be-built, investment opportunities in real estate properties through value-added development, repositioning, or asset appreciation. These properties may be wholly owned, owned in partnership, or syndicated. The Company has also added a private client division, which is focused on trust deed investments and other real estate related loans or investments. The private client division pools private investor funds and loans these funds on a short-term (generally one to three year terms) basis to property investors, developers, and owners.

Results of Operations

During the current quarter, OneCap produced 60 transactions with $32,385,067 in transaction volume, compared to 82 transactions totaling $46,079,880 in transaction volume during the comparable quarter ending September 30, 2001. Non-affiliated transactions accounted for 57 of the 61 transactions this quarter and $12,110,067 of the total volume, compared to 80 of the 82 transactions and $12,314,662 in volume in the comparable quarter last year. Affiliated transaction volume was significantly less this quarter with 4 transactions totaling $20,275,000 in volume, compared to 2 transactions totaling $33,765,218 in volume during the same quarter last year. Although the total transaction volume decreased primarily from smaller affiliated loans and commissions this quarter, the Company had an increase in revenue earned from non-affiliated business, and the current quarterly average revenue percentage increased 21% to 1.31% of the total volume, compared to 1.08% of the total volume in the same period last year. During the quarter ending September 30, 2002, the Company focused its efforts to continue to support transactions that provide higher revenue percentages on the same transactional volume.

OneCap generated $756,001 in gross revenue for the quarter ending September 30, 2002, of which $341,201 was from core operations, $84,300 from related party revenue related to commercial loan and realty transactions, $14,858 in service fee revenue, and $315,642 in rental revenue. In the comparable quarter last year, OneCap had $497,894 of gross revenue, of which $328,692 was from core operations and $169,202 in related party revenue. Total gross revenues for the current quarter were up by 52% including related party revenue and rental income. Net revenues after payment of commission expense were $596,260 for the current quarter, compared to $325,012 for the comparable quarter last year ending September 30, 2001, an 83% increase. The Company generated a smaller amount of transactions for the quarter, but earned a higher percentage of revenue on those transactions, and also had lower transaction volume from affiliated companies this quarter. Revenue increased substantially through the addition of rental revenue from the Stonegate apartment complex.

General and administrative expenses increased to $600,954 from $389,727 during the quarters ended September 30, 2002 and 2001 respectively. Expenses increased primarily due to growth and expansion of OneCap, increases in the number of employees and salaries, and higher marketing costs. Net loss after tax was $168,863 for the quarter ending September 30, 2002, compared to a net loss after tax of $22,757 for the comparable quarter ending September 30, 2001. Loss per share was $0.019 for the quarter ended September 30, 2002, compared to loss per share of $0.003 for the comparable quarter ending 2001.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the quarter ended September 30, 2002.

Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        0                          0              0.00%              0

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             4                 20,275,000              0.42%         84,300

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  4                 20,275,000              0.42%         84,300

-------------------------------------- ------------------ ------------------ ------------------ --------------

Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       40                  6,972,173              2.80%        195,168

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            16                  5,137,894              2.84%        146,033

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             56                 12,110,067              2.82%        341,201

-------------------------------------- ------------------ ------------------ ------------------ --------------
                  Total                       60                 32,385,067              1.31%  $     425,501

The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the comparable quarter last year, ended September 30, 2001.

Related
                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        1                     83,000              3.00%          2,490

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             1                 33,682,218              0.50%        166,712

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Affiliated                               2                 33,765,218              0.50%        169,202

-------------------------------------- ------------------ ------------------ ------------------ --------------

Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       58                  9,624,615              2.68%        257,687

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            22                  2,690,047              2.64%         71,005

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Affiliated                          80                 12,314,662              2.67%        328,692

-------------------------------------- ------------------ ------------------ ------------------ --------------

                  Total                       82                 46,079,880              1.08%  $     497,894

The following table summarizes the changes of gross revenue earned, transaction volume, average % of revenue earned and number of transactions by related and non-related sources of fees and commissions for the current and comparable quarters, ended September 30, 2002, and September 30, 2001.

Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       -1          $         -83,000             -3.00%  $      -2,490

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            +3          $     -13,407,218             -0.08%  $     -82,412

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 +2          $     -13,490,218             -0.08%  $     -84,902

-------------------------------------- ------------------ ------------------ ------------------ --------------

Non-Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       -18         $      -2,652,442             +0.12%  $     -62,519

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            -6          $      +2,447,847             +0.20%  $   +75,028

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             -24         $        -204,595             -0.15%  $     +12,509

-------------------------------------- ------------------ ------------------ ------------------ --------------
                                Total         -22         $     -13,694,813             +0.23%  $     -72,393
-------------------------------------- ------------------ ------------------ ------------------ --------------


The rates and fees charged to existing customers during the quarter ending September 30, 2002 is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included a $75,500 mortgage placement fee earned from the funding of one land loan in Las Vegas to a third party borrower. Rental revenue of $315,642 was also earned during the quarter from the Stonegate apartments that the Company has an ownership interest in.

Future Business

During the next year, OneCap plans on expanding its client base to obtain suitable revenue growth to consistently maintain each of its four divisions:
Commercial Realty, Commercial Financing, Residential Realty, and Residential Financing. Currently, the Company maintains offices in Las Vegas, Nevada, and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products and obtaining the ability to provide services in other markets. At the end of the quarter ended September 30, 2002, the Company had contracts with 61 independent realtor agents who provide commercial and residential realty services to OneCap's clients. The Company's goal is to focus its efforts in each division into transactions that should provide enhanced revenue yield on the future transaction volume.

The Company has also begun operations related to private trust deed investing in its Commercial Finance division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of September 30, 2002, the Company has funded $25,055,000 to date and is currently servicing $19,436,000 in private trust deeds. The Company expects to expand this division and its investor base during the next twelve months. The Company's wholly owned subsidiary, OneCap Properties, also expects to continue to expand its asset base through future acquisitions and investments.

Liquidity and Capital Resources

At September 30, 2002 the Company had a working capital deficit of $7,198,320 as compared with a working capital deficit of $6,986,490 at June 30, 2002. This deficit is created by the $7,694,764 of current loans that are scheduled to mature during the next twelve months and are secured by long-term assets. The Company plans to either refinance these loans during the next fiscal year, or sell the assets that secure these loans. During the three months ended September 30, 2002, the cash flows used in operating activities of the Company equaled $188,735 or 32% of the Company's total revenue after commission expense, compared to $395,738 or 122% during the comparable quarter in 2001. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months.


Significant Accounting Policies and Estimates

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain of the Company's accounting policies, including the depreciable lives of its assets, the recoverability of deferred tax assets, the allowance for doubtful accounts receivable, the allowance for obsolete or slow moving inventories and the estimated cash flows in assessing the recoverability of long-lived assets require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgments are based on their historical experience, terms of existing contracts, observance of industry trends, information provided by or gathered from customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from the estimates. To provide an understanding of the methodology applied, the significant accounting policies are discussed where appropriate in this discussion and analysis and in the notes to the consolidated financial statements.


Item 3.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Treasurer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                      Exhibit
Number                Description


1.1    Placement Agent Agreement with NevWest Securities Corporation,
       July 16, 2001**


3.1    Articles of Incorporation of the Company filed June 7, 1999*


3.2    By-Laws of the Company adopted June 7, 1999*


10.1   Sublease Agreement with Sierra Pacific Energy Corporation, July 9, 2000*


10.2 Sublease Agreement with Pacific Properties and Development LLC, July 9, 2000**


10.3   Promissory Note from Pacific Properties and Development LLC,
       June 28, 2001**


10.4   Promissory Note with Bank of America, August 28, 2000**


99.1   Stock Option Plan adopted by the Board of Directors on July 27, 2000*


99.2   Section 906 Certification under Sarbanes-Oxley Act of 2002


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

                                   OneCap


                                   By:  /s/ Vincent W. Hesser
                                      -----------------------------------------
                                      Vincent W. Hesser, President and CEO
                                      Principal Executive Officer
Date: November 14, 2002


                                        /s/ Tammy Hardcastle
                                      -----------------------------------------
                                      Tammy Hardcastle, Treasurer (Acting
                                      Principal Accounting Officer)

Date November 14, 2002

                                 CERTIFICATIONS

I, Vincent W. Hesser certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of OneCap;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                /s/ Vincent W. Hesser
                                                -------------------------------
                                                     Vincent W. Hesser
                                                     Chief Executive Officer

I, Tammy Hardcastle certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of OneCap;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                                /s/ Tammy Hardcastle
                                              ---------------------------------
                                                     Tammy Hardcastle
                                                     Treasurer
                                                     (Acting Principal
                                                      Financial Officer)

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of OneCap on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Vincent W. Hesser, Chief Executive Officer and Tammy Hardcastle, acting principal financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                           /s/ Vincent W. Hesser
                                        ---------------------------------------
                                          Vincent W. Hesser
                                          Chief Executive Officer



                                           /s/ Tammy Hardcastle
                                        ---------------------------------------
                                          Tammy Hardcastle
                                          Treasurer
                                          (Acting Principal Financial Officer)