Form 10QSB
period 2002-12-31
ONECAP
filed 2003-02-21
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission File Number: 0-31369


                                     OneCap
        (Exact name of small business issuer as specified in its charter)


          Nevada                                 33-0611745
--------------------------------------    -------------------------------
(State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

                5440 Sahara Ave., 3rd Floor, Las Vegas, NV 89146
                    (Address of principal executive offices)

                    Issuer's telephone number: (702) 948-8800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


There were 8,731,518 shares of common stock, $0.001 par value, outstanding as of February 14, 2003.

Transitional Small Business Disclosure Format (Check One): Yes __ No  X
                                                                     -----

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                       Page

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) - December 31, 2002
    and June 30, 2002                                                                                   3

Condensed Consolidated Statement of Income (Unaudited) for the Three Months
    Ended December 31, 2002 and 2001                                                                    4

Condensed Consolidated Statements of Operations (Unaudited) for the Six Months
    Ended December 31, 2002 and 2001                                                                    5

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
    for the Six Months Ended December 31, 2002 and for the Year Ended June 30, 2002                     6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
    Ended December 31, 2002 and 2001                                                                    7

Notes to Condensed Consolidated Financial Statements (Unaudited) For the Six
    Months Ended December 31, 2002 and 2001                                                             8

Item 2.    Management's Discussion and Analysis or Plan of Operation                                   16

Item 3.    Controls and Procedures                                                                     19

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                         19

Item 6.    Exhibits and Reports on Form 8-K                                                            20

Signatures                                                                                             21

                                     PART I

Item 1.         Financial Statements

                                     ONECAP

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       DECEMBER 31, 2002 AND JUNE 30, 2002



                                                                              As of                 As of
ASSETS                                                                  December 31, 2002       June 30, 2002
                                                                       --------------------- ---------------------
Current assets:
Cash                                                                   $            579,574  $            445,016
Accounts receivable (net of allowance for doubtful accounts of $-0-)                329,133                75,885
Notes and loans receivable, current portion (Note 4)                              1,990,000                 8,385
Notes and loans receivable, related parties, current portion (Note 3)               217,727               269,056
Income tax receivable                                                               171,900               130,500
Prepaid expenses                                                                    154,388
                                                                                                                0
Other current assets                                                                 19,760                18,782
                                                                       --------------------- ---------------------
Total current assets                                                              3,462,482               947,624
Notes and loans receivable (Note 4)                                                 888,385               170,000
Notes receivable, related parties net current portion (Note 3)                        3,069               265,917
Land held for development (Notes 5 and 8)                                         1,794,969             1,658,757
Investments                                                                         100,467
                                                                                                                0
Property and equipment (Notes 6 and 8)                                           28,951,779             6,712,150
Other assets                                                                        239,868                61,039
                                                                       --------------------- ---------------------
                                                                       $         35,441,019  $          9,815,487
                                                                       ===================== =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other liabilities (Note 7)                        $            453,590  $            326,315
Notes payable, current portion (Note 8)                                           3,291,341             7,607,799
                                                                       --------------------- ---------------------
Total current liabilities                                                         3,744,931             7,934,114
Notes payable, net current portion (Note 8)                                      26,496,122                 9,497
Deferred income tax payable                                                           9,700                 9,700
                                                                       --------------------- ---------------------
Total liabilities                                                                30,250,753             7,953,311
                                                                       --------------------- ---------------------
Commitments and contingencies (Note 10)                                                  --                    --
Minority interest (Note 11)                                                       3,897,030               449,751
                                                                       --------------------- ---------------------
Stockholders' equity (Note 12):
   Preferred stock, $.001 par value; 5,000,000 shares authorized,                         -                     -
No shares issued and outstanding
Common stock, $.001 par value; 20,000,000 shares authorized,                          8,732                 8,771
8,731,518 and 8,770,418 shares issued and outstanding
Additional paid-in capital                                                          596,518               596,518
Retained earnings                                                                   751,082               845,550
                                                                       --------------------- ---------------------
                                                                                  1,356,332             1,450,839
Less treasury stock - 80,100 and 41,200 shares at cost                             (63,096)              (38,414)
                                                                       --------------------- ---------------------
                                                                                  1,293,236             1,412,425
                                                                       --------------------- ---------------------
                                                                       $         35,441,019  $          9,815,487
                                                                       ===================== =====================


   The Notes to Financial Statements are an integral part of these statements

                                     ONECAP

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                         Three months ended December 31
                                                                        2002                        2001
                                                              -------------------------   -------------------------

Revenues:
Loan fees and commission revenue                              $                588,253    $                298,649
Loan fees and commission revenue, related parties (Note 3)                     273,035                     504,387
Service fee revenue  (Note 3)                                                   10,396                         400
Rental revenue                                                                 398,729
                                                                                                                 0
                                                              -------------------------   -------------------------
                                                                             1,270,413                     803,436
                                                              -------------------------   -------------------------
Expenses:
Commission expense                                                             187,391                     154,869
Rental expenses                                                                217,666                           0
General and administrative expenses (Note 3)                                   594,919                     463,816
                                                              -------------------------   -------------------------
                                                              -------------------------   -------------------------
                                                                               999,976                     618,685
                                                              -------------------------   -------------------------
Income from operations                                                         270,437                     184,751
Other income (expense):
Interest and other income (Note 3)                                              44,335                      21,680
Interest expense (Note 9)                                                    (199,977)                     (1,952)
                                                              -------------------------   -------------------------
                                                              -------------------------   -------------------------
Net income before income taxes and minority interest                           114,795                     204,479

Minority Interest (Note 11)                                                          0                           0
                                                              -------------------------   -------------------------
                                                              -------------------------   -------------------------
Net income before income taxes                                                 114,795
                                                                                                           204,479
Income tax expense:
           Current federal                                                      40,400                      68,200
           Deferred federal                                                          0                           0
                                                              -------------------------   -------------------------
                                                                                40,400                      68,200
                                                              -------------------------   -------------------------
Net income                                                    $                 74,395    $                136,279
                                                              =========================   =========================
Earnings per common share                                     $                  0.009    $                  0.015
                                                              =========================   =========================
Weighted average number of common shares outstanding                         8,739,823                   8,811,618
                                                              =========================   =========================

   The Notes to Financial Statements are an integral part of these statements.
                                       4

                                     ONECAP

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                              Six months ended December 31
                                                                            2002                        2001
                                                                  -------------------------   -------------------------

Revenues:
Loan fees and commission revenue                                  $                929,454    $                627,341
Loan fees and commission revenue, related parties (Note 3)                         357,335                     673,589
Service fee revenue  (Note 3)                                                       25,254                         400

Rental revenue                                                                     714,371                           0
                                                                  -------------------------   -------------------------
                                                                                 2,026,414                   1,301,330
                                                                  -------------------------   -------------------------
Expenses:
Commission expense                                                                 347,132                     327,751
Rental expenses                                                                    349,395
                                                                                                                     0
General and administrative expenses (Note 3)                                     1,195,873                     853,543
                                                                  -------------------------   -------------------------
                                                                  -------------------------   -------------------------
                                                                                 1,892,400                   1,181,294
                                                                  -------------------------   -------------------------
Income from operations                                                             134,014                     120,036
Other income (expense):
Interest and other income (Note 3)                                                  91,459                      55,566
Interest expense (Note 9)                                                        (361,341)                     (4,580)
                                                                  -------------------------   -------------------------
                                                                  -------------------------   -------------------------
Net (loss) income before income taxes and minority interest                      (135,868)                     171,022

Minority Interest (Note 11)                                                              0                           0
                                                                  -------------------------   -------------------------
                                                                  -------------------------   -------------------------
Net (loss) income before income taxes                                            (135,868)
                                                                                                               171,022
Income tax expense (benefit):
           Current federal                                                        (41,400)                      57,500
           Deferred federal                                                              0                           0
                                                                  -------------------------   -------------------------
                                                                                  (41,400)                    (57,500)
                                                                  -------------------------   -------------------------
Net (loss) income                                                 $               (94,468)    $                113,522
                                                                  =========================   =========================
Loss (earnings) per common share                                  $                (0.011)    $                  0.013
                                                                  =========================   =========================
Weighted average number of common shares outstanding                             8,755,121                   8,811,618
                                                                  =========================   =========================

   The Notes to Financial Statements are an integral part of these statements.

                                     ONECAP

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                      AND FOR THE YEAR ENDED JUNE 30, 2002


                                           Common Stock            Additional     Retained     Treasury Stock    Stockholders'
                                      Shares         Amount     Paid-in capital   earnings                           Equity
                                    ------------- ------------- ----------------- ------------ ----------------  ------------------
Balance, June 30, 2001               8,811,618    $      8,812  $        596,518  $    932,417 $             -   $      1,537,747
Purchase of treasury stock            (41,200)            (41)                 -             -        (38,414)            (38,455)
Net income for the year ended
June 30, 2002                                -               -                 -      (86,867)               -            (86,867)
                                    ------------- ------------- ----------------- ------------ ----------------  ------------------
                                    ------------- ------------- ----------------- ------------ ----------------  ------------------
Balance, June 30, 2002               8,770,418           8,771           596,518       845,550        (38,414)          1,412,425
Purchase of treasury stock            (38,900)            (39)                 -             -        (24,682)            (24,721)
Net loss for the six months ended
December 31 2002                             -               -                 -      (94,468)               -            (94,468)
                                    ------------- ------------- ----------------- ------------ ----------------  ------------------
Balance, December 31, 2002           8,731,518    $      8,732  $        596,518  $    751,082 $      (63,096)   $      1,293,236
                                    ============= ============= ================= ============ ================  ==================


   The Notes to Financial Statements are an integral part of these statements.

                                     ONECAP

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                                          Six months ended
                                                                         ----------------------------------------------------
                                                                            December 31, 2002          December 31, 2001
                                                                         -------------------------  -------------------------
Cash flows from operating activities:
  Net (loss) income                                                      $               (98,166)   $                113,522
Changes to net income (loss) not requiring cash outlay:
    Depreciation and amortization                                                         121,855                     20,990
Changes in:
    Accounts receivable                                                                 (253,248)                   (36,111)
    Other assets                                                                           26,411                        707
     Prepaid expense                                                                    (135,606)
                                                                                                                           0
    Accounts payable and other liabilities                                                130,975                    252,294
    Income tax receivable                                                                (41,400)                   (41,400)
    Income tax payable                                                                          0                  (362,929)
                                                                         -------------------------  -------------------------
  Net cash used in operating activities                                                 (249,179)                   (52,927)
                                                                         -------------------------  -------------------------
Cash flows from investing activities:
    Additions to property and equipment                                               (2,427,370)                   (32,108)
    Increase in land held for investment                                                (136,212)                  (431,336)
    Increase in option deposits                                                         (225.000)                          0
    Investments in limited liability companies                                          (100,467)                  (225,000)
    Increase in notes and loans receivable                                            (2,700,001)                  (176,500)
    Decrease (increase) in notes and loans receivable, related parties                    314,177                  (514,980)
                                                                         -------------------------  -------------------------
  Net cash used in investing activities                                               (5,049,873)                (1,379,924)
                                                                         -------------------------  -------------------------
Cash flows from financing activities:
    Increase in minority interest                                                       2,000,409                    381,336
    Net proceeds from (payments on) notes payable                                       3,682,922                   (24,250)
    Purchase of Treasury stock
                                                                                         (24,721)                          0
                                                                         -------------------------  -------------------------
                                                                         -------------------------  -------------------------
  Net cash provided by financing activities                                             5,433,610                    357,086
                                                                         -------------------------  -------------------------
  Net increase (decrease) in cash                                                         134,558                (1,075,765)
Cash at beginning of period                                                               445,016                  1,282,491
                                                                         -------------------------  -------------------------
Cash at end of period                                                    $                579,574   $                206,726
                                                                         =========================  =========================
Supplemental disclosure of cash flow information:
    Cash paid for interest expense (net of amounts capitalized)          $                361,341   $                  4,580
                                                                         =========================  =========================
    Cash paid for income taxes                                           $                      0   $                461,829
                                                                         =========================  =========================

             Schedule of non-cash investing and financing activities

During the six months ended December 31, 2002, the Company financed the purchase of a parcel of land as follows:


      Land and rental property                 $  20,643,078
      Note payable                               (20,643,078)
                                                -------------
                                               $           0

During the six months ended December 31, 2002 a member of Pacific Hilltop 2, LLC converted their note payable to equity as follows:

      Note payable                             $   1,446,870
      Minority interest                           (1,446,870)
                                                  -----------
                                               $           0


   The Notes to Financial Statements are an integral part of these statements.

                                     ONECAP

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001



1. Basis of presentation:

      As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. For additional disclosures, refer to the Annual Report on Form 10-KSB of the Company for the year ended June 30, 2002 ("Fiscal 2002").

      In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

      Earnings per share:

      The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At December 31, 2002, and 2001, all of the 343,000 and 227,500, respectively, of stock options were excluded from the computation of diluted earnings per share because they were antidilutive.

      Results of the interim periods are not necessarily indicative of those to be expected for the full year.

2.    Restricted Cash:

      The Company maintains restricted cash as required by the lender on commercial rental property. The Company must maintain a minimum of $150,000. The funds are held at Wachovia Bank, and in the event of sale of the property the funds including accrued interest will be refunded to Company.

3.    Related party transactions:

      a.   Notes and loans receivable, related parties:

                As of December 31, 2002 and June 30, 2002, notes and loans receivable, related parties consisted of the following:

                                                                               December 31, 2002                June 30, 2002
                                                                          -----------------------------  --------------------------
Note receivable from Pacific Properties and Development, LLC,             $                    176,933   $                 479,036
("PPD") a company owned by the majority stockholder, unsecured, bearing interest at 12% per annum, with principal and interest payments of $49,750 due quarterly, scheduled to mature in July 2003.

Note receivable from PPD, secured by furniture and equipment, bearing interest at 10.5% per annum, with monthly principal and
interest payments of $1,235, scheduled to mature in August 2003.                                 9,995                      16,712

Note receivable from 5440 W. Sahara, LLC, a company managed by
OneCap, unsecured, non-interest bearing, due upon demand.                                        4,497                           0

Note receivable from OneCap Real Estate Fund 1, a company owned
by OneCap, unsecured, non-interest bearing, due upon demand.                                       160                           0

Note receivable from PPD unsecured, bearing interest at 14% per
annum, with interest only payments due monthly.                                                      -                      20,234

Commission advances to real estate agent, unsecured,
non-interest bearing, due upon closing of sales transactions                                    29,211                      18,991
                                                                          -----------------------------  --------------------------
                                                                                               220,796                     534,973
Less current portion                                                                           217,727                     269,056
                                                                          -----------------------------  --------------------------
                                                                          $                      3,069   $                 265,917
                                                                          =============================  ==========================

           The Company recognized interest income from notes and loans receivable, related parties totaling $24,114 and $38,252 during the six months ending December 31, 2002 and 2001, respectively.

      b.   Investment and rental property:

           In June 2002, the Company exchanged its 25% interest in MF Devco-Carlsbad, LLC for a 99% interest in Pacific Stonegate Nevada, LLC. The non-monetary exchange was done with Pacific Properties and Development, LLC ("PPD"), a company owned by the majority stockholder.

           The principal business activity of MF Devco-Carlsbad, LLC is to acquire, develop, operate and sell a parcel of real property in Carlsbad, California. Pacific Stonegate Nevada, LLC owns and operates 172 units in an apartment complex in Southern Nevada. The Company recorded the acquired assets based upon the cost basis of the assets surrendered. No gain or loss was reported.

      c.   Revenues:

           A significant portion of the Company's revenues is derived from commercial loan closings and commissions from land sales for related entities in which the Company's majority stockholder has an ownership interest. During the six months ended December 31, 2002, two transactions accounted for 48% of gross revenues from related parties.

      d.   Office space:

             The Company subleases office space to PPD. The sublease commenced August 1, 2000, and expires January 31, 2003, with an option to renew for 20 months. Under the agreement, the Company will receive $10,670 per month with 4% annual increases each year on October 1. During the six months ended December 31, 2002 and 2001, the Company received $64,020 and $63,735, respectively, under the sub-lease. The lease was not subsequently renewed.

        e.   Service fee revenue:

           During the six months ended December 31, 2002, the Company serviced loans for companies under common control. OneCap earned $25,254 in fees from servicing the loans during the six months ended December 31, 2002.

4.    Notes and loans receivable:

      As of December 31, 2002, and June 30, 2002, notes and loans receivable consisted of the following:

                                                                                        December 31, 2002         June 30, 2002
                                                                                      ----------------------- -------------------
Notes receivable from PCTV Homes, unsecured, non-interest bearing, due on demand.     $                8,385  $            8,385

Notes receivable from Lakeview, LLC, secured by a condominium project on 10.21
acres, bearing interest at 18%, scheduled to mature in June 2005.                                    685,000                   0

Notes receivable from Horizon Ridge, LLC, secured by a 23-acre parcel, bearing
interest at 14%, scheduled to mature in December 2003.                                             1,990,000                   0

Note receivable from Cyberlux Corporation, secured by assets of the
Company, bearing interest at 18% per annum, with the greater of interest only or 5% of gross revenue due monthly, scheduled to mature in June 2003.
The note has a
conversion feature for common stock of Cyberlux.                                                     195,000             170,000
                                                                                      ----------------------- -------------------
                                                                                                   2,878,385             178,385
Less current portion                                                                               1,990,000               8,385
                                                                                      ----------------------- -------------------
                                                                                      $              888,385          $  170,000
                                                                                      ======================= ===================

5.    Land held for development:

      Land held for development as of December 31, 2002, and June 30, 2002, consists of 3.92 acres of real property in Henderson, Nevada. Pacific Hilltop 2, LLC is planning on developing the land and building commercial rental property.

   6.   Property and equipment:

        Property and equipment at December 31, 2002 and June 30, 2002 consisted of the following:

                                                                                December 31, 2002           June 30, 2002
                                                                            --------------------------- -----------------------
Land                                                                        $               15,850,000  $              850,000
Rental properties buildings and improvements (Pacific Harbors & Walgreens)                  13,173,263               5,855,157
Computer equipment                                                                              57,899                  47,121
Computer software                                                                                9,156                   5,950
Furniture and equipment                                                                        174,733                 174,733
Leasehold improvements                                                                          34,757                  34,757
                                                                            --------------------------- -----------------------
                                                                                            29,299,808               6,967,718
Less accumulated depreciation                                                                  348,029                 255,568
                                                                            --------------------------- -----------------------
                                                                            $               28,951,779           $   6,712,150
                                                                            =========================== =======================

      Depreciation expense for the six months ended December 31, 2002 and 2001 was $121,855 and $20,990, respectively.

7.    Accounts payable and other liabilities:

      Accounts payable and other liabilities as of December 31, 2002 and June 30, 2002 consisted of the following:

                                                                             December 31, 2002           June 30, 2002
                                                                        --------------------------- ------------------------

 Operating accounts payable                                             $                   368,863 $               191,750
 Tenant security deposits                                                                    24,852                  32,863
 Prepaid rent from tenants                                                                   18,675                  21,319
 Accrued payroll and commissions                                                             41,200                  80,383
                                                                        --------------------------- ------------------------
                                                                        $                   453,590 $               326,315
                                                                        =========================== ========================

8.    Notes payable:

      Notes payable as of December 31, 2002 and June 30, 2002 consisted of the following:

                                                                                     December 31, 2002          June 30, 2002
                                                                                 ------------------------- ------------------------
                                                                                 ------------------------- ------------------------
Note payable to a bank, secured by first trust deed and assignment of            $               6,207,526 $             6,230,528
rents on Pacific Harbors, bearing interest at 9% per annum, with monthly principal and interest payments of $48,700, scheduled to mature in March
2003. The Company's majority stockholder has personally guaranteed the note. The note was refinanced as disclosed in note 15.

Note payable to a bank, secured by first trust deed on commercial rental property, bearing interest at 6.50% per annum, with monthly principal and
interest payments of $144,427, scheduled to mature in December 2012.                            20,643,078                       0

Note payable to a Private Family Trust, non-secured, bearing interest at
12% per annum, originally scheduled to mature in January 2003, extended to
February
2003.                                                                                            2,900,000                       0

Note payable to a member of Pacific Hilltop 2, LLC, secured by land held for development, bearing interest at 8% per annum, through July 4, 2002, then 18% until converted to equity. The note converted to equity in
Pacific Hilltop 2 in
October 2002.                                                                                            0               1,323,610
Note payable to a bank, secured by furniture and equipment, bearing interest at
9.5% per annum, scheduled to mature in August 2003.  The note is personally
guaranteed by the Company's majority stockholder.                                                   36,859                  63,158
                                                                                 ------------------------- ------------------------
                                                                                                29,787,463               7,617,296
Less current portion                                                                             3,291,341               7,607,799
                                                                                 ------------------------- ------------------------
                                                                                 $              26,496,122 $                 9,497
                                                                                 ========================= ========================


9.    Interest expense:

      The Company capitalized interest as a component of land held for development. Total interest incurred during the six months ended December 31, 2002 and 2001 follows:

                               December 31, 2002       December 31, 2001
                             ----------------------- -----------------------
 Interest charged to income  $              361,341  $                4,580
 Interest capitalized                        18,947                       0
                             ----------------------- -----------------------
                             $              380,288  $                4,580
                             ======================= =======================

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

        Stock option plan:

        On July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (although options cannot be issued with a strike price less than 100% of current market value of the stock price) may be fixed by the Board of Directors at its sole discretion. Through December 31, 2002, 343,000 of the stock options that have been granted are still outstanding and will be vested at 100% in twenty-four months from the grant date.

        Lease agreement:

        The Company leases corporate office space in Las Vegas, Nevada, under an operating lease which expired January 2003. A new lease was signed in October 2002, commencing February 1, 2003, for a five-year term. Under the agreement, the Company will make monthly payments of $24,972. The Company also entered into a management agreement to manage office space.

        Option agreement:

        On October 7, 2002, the Company entered into on option agreement to acquire an office building in Las Vegas, Nevada, for $5,300,000. The Company has funded $225,000 in option deposits of which $200,000 is refundable. The option agreement expires January 2004. .

        Note payable:

        As a condition of the exchange of investment interests between the Company and PPD, the Company must negotiate with the current lender of Pacific Stonegate Nevada, LLC to remove Mr. Molasky as a personal guarantor or refinance the property. As of the report date, the Company has secured a new loan with the bank, as disclosed in note 15.

        Proceeds:

        Upon the sale of Pacific Stonegate Nevada, LLC, a prior owner of the rental property is entitled to receive 60% of the net cash proceeds. In February 2003, there was a transaction which caused the prior owner to be distributed his share of proceeds. See note 15.

        Lessors:

        An operating lease arose from the leasing of the Company's commercial land and building to a retail customer. The initial lease term is 20 years. The Company became lessor on December 26, 2002, when the property was purchased.

11.     Minority interest:

        The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC ("Hilltop") and 3025 LVBS Investment LLC ("3025"). OneCap has a 60% ownership interest in Hilltop and a 51% ownership interest in 3025. The minority interest in the consolidated balance sheets consists of the remaining ownership interests not owned by the Company.

12.     Stockholder's equity:

        Restricted shares of common stock:

        7,272,342 of the total shares of common stock outstanding as of December 31, 2002 are restricted.

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

        Stock repurchase program:

        In March 2002, the Board of Directors authorized the repurchase of OneCap common stock. The Board authorized the use of funds up to $500,000. As of December 31, 2002, the Company had repurchased 80,100 shares at a cost of $63,096.

12.     Stockholder's equity (continued):

        Stock option plan:

        In 2000, the Company's Board of Directors approved the creation of the OneCap 2000 Stock Option Plan which reserves 1,250,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company or its subsidiaries. The options, under the plan, are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

13.     Trust accounts:

        The Company manages certain trust assets including cash and receivables on behalf of investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At December 31, 2002, the cash held in trust was $1,531,800, and the trust receivable was $0. The related trust liability was $1,531,800 at December 31, 2002. The trust assets and liabilities are not recorded on the balance sheet of the Company at December 31, 2002.

14.     Loan serviced for others:

        The Company services loans for others, which are not shown on the balance sheets. The face amount of these loans at December 31, 2002, approximated $29,662,000. The Company receives a servicing fee for the services rendered.

15.     Subsequent events:

        Pacific Harbor VV, a new subsidiary of OneCap, bought a $7,500,000 apartment complex, from another wholly owned subsidiary. The prior loan was paid off and a new loan was accrued with terms and rates ranging from twelve months to ten years, and 6.2% to 16%. No gain will be recognized on this transaction. Upon closing, the prior owner was distributed his 60% share of net proceeds.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Concerning Forward-Looking Statements

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees, and changes in the regulation of our industry.

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

The Company has expanded its scope to include real property investments through a wholly owned subsidiary, OneCap Properties. The goal of OneCap Properties is to capitalize on specific built, or to-be-built, investment opportunities in real estate properties through value-added development, repositioning, or asset appreciation. These properties may be wholly owned, owned in partnership, or syndicated. The Company has also added a private client division, which is focused on trust deed investments and other real-estate-related loans or investments. The private client division pools private investor funds and loans these funds on a short-term (generally one to three year terms) basis to property investors, developers, and owners.

Results of Operations

During the current quarter, OneCap produced 88 transactions with $50,966,380 in transaction volume, compared to 72 transactions totaling $53,639,941 in transaction volume during the same comparable quarter ending December 31, 2001. Non-affiliated transactions accounted for 82 of the 88 transactions this quarter and $21,816,380 of the total volume, compared to 67 of the 72 transactions and $13,348,889 in volume in the comparable quarter last year, a 63% increase in non-affiliated transaction volume. Affiliated transaction volume was lower this quarter at 6 transactions totaling $29,150,000 in volume, compared to 5 transactions totaling $40,291,052 in volume during the same quarter last year. Although the total transaction volume decreased due to smaller affiliated loan revenue and commissions this quarter, the Company had an increase in volume and revenue earned from non-affiliated business and the current quarterly average revenue percentage increased 13% to 1.69% on the total volume, compared to 1.50% on the total volume in the same period last year. During the quarter ending December 31, 2002, the Company focused its efforts to continue to support non-affiliated transactions that provide higher revenue percentages on the same transactional volume.

OneCap generated $1,270,413 in gross revenue for the quarter ending December 31, 2002, of which $588,253 was from core operations, $273,035 from related party revenue related to commercial loan and realty transactions, $10,396 in service fee revenue, and $398,729 in rental revenue. In the comparable quarter last year, OneCap had $803,436 of gross revenue, of which $298,649 was from core operations, $504,387 in related party revenue, and $400 in service fee revenue. Total gross revenues for the current quarter were up by 58%, including related party revenue and rental income, and core operations were up 97%. Net revenues after payment of commission and rental expense were $865,356 for the current quarter, compared to $648,567 for the comparable quarter last year ending December 31, 2001, a 33% increase. For the six-month period ending December 31, 2002, OneCap generated $2,026,414 in gross revenues, a 56% increase, compared to $1,301,330 during the comparable period ending December 31, 2001. The Company generated a smaller amount of transactions for the quarter, but a higher percentage of revenue earned on those transactions, and also had lower transaction volume from affiliated companies this quarter. Gross revenue increased substantially through the addition of rental revenue from the Stonegate apartment complex and the Walgreen property purchase.

General and Administrative expenses increased to $594,919 from $463,816 during the quarters ending December 31, 2002 and 2001 respectively. Expenses increased primarily due to growth and expansion of OneCap, increases in the numbers of employees and salaries, and higher marketing costs. For the six months ending December 31, 2002 and 2001, General and administrative expenses were $1,195,873 and $853,543 respectively, a 40% increase. Net income after tax was $74,395 for the quarter ending December 31, 2002, compared to $136,279 for the comparable quarter ending December 31, 2001. Income per share was $0.009 for the quarter ended December 31, 2002, compared to income per share of $0.015 for the comparable quarter ending 2002. For the six-month period ending December 31, 2002, Net loss after tax was $94,468 or $0.011 per share as compared to net income of $113,522 or $0.013 per share in the comparable period ending December 31, 2001.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the quarter ended December 31, 2002.

Related Party Transactions

                                                     # of               Transaction             Average           Revenue
                                                 Transactions             Volume               Revenue %           Earned
                                                -----------------    ------------------    -----------------   ---------------
Real Estate Commissions                               1                21,900,000                 0.38%            82,125
Mortgage Brokerage                                    5                 7,250,000                 2.63%           190,910
                                                      -                 ---------                                 -------
                                                      6                29,150,000                 0.94%           273,035
Total Related

Non-Related Party Transactions

                                                     # of               Transaction             Average           Revenue
                                                 Transactions             Volume               Revenue %           Earned
                                                -----------------    ------------------    -----------------   ---------------
Real Estate Commissions                               57               15,566,833                 2.52%           392,257
Mortgage Brokerage                                    25                6,249,547                 3.14%           195,996
                                                      --                ---------                                 -------
Total Non-Related                                     82               21,816,380                 2.70%           588,253
                     Total                            88               50,966,380                 1.69%          $861,288
                                                      ==               ==========                                ========

The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the comparable quarter last year, ended December 31, 2001.

Related Party Transactions

                                                     # of               Transaction             Average             Revenue
                                                 Transactions             Volume               Revenue %             Earned
                                                -----------------    ------------------    -----------------   ---------------
Real Estate Commissions                               2                   5,985,052                 2.86%           170,928
Mortgage Brokerage                                    3                  34,306,000                 0.97%           333,459
                                                      -                  ----------                                 -------
Total Related                                         5                  40,291,052                 1.25%           504,387


Non-Related Party Transactions

                                                     # of               Transaction             Average             Revenue
                                                 Transactions             Volume               Revenue %             Earned
                                                -----------------    ------------------    -----------------   ---------------
Real Estate Commissions                               42                 10,281,063                 2.16%           222,501
Mortgage Brokerage                                    25                  3,067,826                 2.50%            76,148
                                                      --                  ---------                                  ------
Total Non-Related                                     67                 13,348,889                 2.24%           298,649
                     Total                            72                 53,639,941                 1.50%          $803,436
                                                      ==                 ==========                                ========

The following table summarizes the changes of gross revenue earned, transaction volume, average percentage of revenue earned and number of transactions by related and non-related sources of fees and commissions for the current and comparable quarters, ended December 31, 2002 and 2001.

Related Party Transactions
                                                     # of               Transaction              Avenue             Revenue
                                                 Transactions             Volume               Revenue %             Earned
                                                -----------------    ------------------    -----------------   ---------------
Real Estate Commissions                               -1               $+15,914,948                -2.48%          $-88,803
Mortgage Brokerage                                    +2               $-27,056,000                +1.66%         $-142,549
                                                      --                -----------                               ---------
Total Related                                         +1               $-11,141,052                -0.31%         $-231,352

Non-Related Party Transactions

                                                     # of               Transaction              Avenue             Revenue
                                                 Transactions             Volume               Revenue %             Earned
                                                -----------------    ------------------    -----------------   ---------------
Real Estate Commissions                              +15                $+5,285,770                +0.36%        $ +169,756
Mortgage Brokerage                                    0                 $+3,181,721                +0.64%        $ +119,448
                                                      -                  ----------                               --------
Total Non-Related                                    +15                $+8,467,491                +0.46%        $ +289,204
                                      Total          +16                $-2,673,561                +0.19%          $+57,852
                                                     ===                ===========                                ========

The rates and fees charged to existing customers during the quarter ending December 31, 2002, is expected to be similar by percentage to those changed in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included a $100,000 commercial realty commission earned from the sale of an office building in Las Vegas to a third party. The Company's wholly owned subsidiary, OneCap Properties, completed the purchase of a $21,900,000 retail property this quarter. The property is located on Las Vegas Boulevard and Convention Center Way and is triple net leased to Walgreen Co. for a minimum twenty-year term ending in the year 2020. Rental revenue of $398,729 was also earned during the quarter from the Stonegate apartments and the Walgreens property that the Company has an ownership interest in.

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

The Company has also begun operations related to private trust deed investing in its Commercial Finance division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of December 31, 2002, the Company had funded $37,754,000 to date and was servicing $29,662,000 in private trust deeds for over 100 investor clients. The Company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets, which as of December 31, 2002, was over $35,000,000.

Liquidity and Capital Resources

At December 31, 2002, the Company had a working capital deficit of $282,449 as compared with a working capital deficit of $6,986,490 at June 30, 2002. This deficit is created by certain long-term Company assets that are secured by short-term debt, scheduled to mature during the next twelve months. The Company plans to either refinance these loans during the next fiscal year, or sell the assets that secure these loans. At December 31, 2002, the cash flows used in operating activities of the Company for the prior six month period equaled $249,179 or 12% of the Company's total revenue, compared to $52,927 or 4% during the comparable period in 2001. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months.


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

                                     PART II
                                OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

On November 22, 2002, the Company held its Annual Meeting of Shareholders in Las Vegas, Nevada. The record date for the meeting was October 10, 2002, on which date there were 8,896,618 shares of the Company's common stock outstanding.

The first matter voted upon at the meeting was the election of directors. The following directors were elected:

                           Shares                 Shares          Shares
Director                   Voted in Favor      Voted Against    Abstaining

Steven D. Molasky          8,325,826              8,000                0
Vincent W. Hesser          8,325,826              8,000                0

The second matter voted upon at the meeting was the approval of Bradshaw Smith & Co, LLP, as the independent public accountants for the Company. The results of the voting were 8,369,526 shares in favor, 0 shares against, and 8,000 shares withheld or abstaining.


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

                      OneCap


                      By: /s/ Vincent W. Hesser
                          Vincent W. Hesser, President and CEO
                          Principal Executive Officer

Date: February 20, 2003



                          /s/ Tammy Hardcastle
                          Tammy Hardcastle, Treasurer (Acting Principal Accounting Officer)

Date: February 20, 2003

                                 CERTIFICATIONS

I, Vincent W. Hesser certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OneCap for the quarter ended December 31, 2002;

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

Date: February 20, 2003

                                          /s/ Vincent W. Hesser
                                         Vincent W. Hesser
                                         Chief Executive Officer

I, Tammy Hardcastle certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OneCap for the quarter ended December 31, 2003.

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


Date: February 20, 2003

                      /s/ Tammy Hardcastle
                      Tammy Hardcastle
                      Treasurer
                      (Acting Principal Financial Officer)