Form 10QSB
period 2003-03-31
ONECAP
filed 2003-05-15
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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




There were 8,731,518 shares of common stock, $0.001 par value, outstanding as of May 9, 2003.




Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]
                                                                           -

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

                                                                                                                   Page

           Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited)
            and June 30, 2002                                                                                      2

           Condensed Consolidated Statements of Operations for the Three Months Ended
              March 31, 2003 and 2002 (Unaudited)                                                                  3

           Condensed Consolidated Statements of Operations for the Nine Months Ended March
              31, 2003 and 2002 (Unaudited)                                                                        4

           Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
              March 31, 2003 (Unaudited) and for the Year Ended June 30, 2002                                      5

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31,
              2003 and 2002 (Unaudited)                                                                            6

           Notes to Condensed Consolidated Financial Statements For the Nine Months Ended
              March 2003 and 2002 (Unaudited)                                                                      8

Item 2.    Management's Discussion and Analysis or Plan of Operation                                               16

Item 3.    Controls and Procedures                                                                                 19

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                                                        20

Signatures                                                                                                         21

                                     PART I

Item 1.         Financial Statements

                                     ONECAP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2003 AND JUNE 30, 2002
                                (UNAUDITED)

                                                                                       As of                 As of
                                                                                   March 31, 2003        June 30, 2002
ASSETS
                                                                                --------------------- ---------------------
Current assets:
Cash                                                                            $          5,024,838  $            445,016
Restricted cash (Note 2)                                                                     150,000                    --
Accounts receivable (net of allowance for doubtful accounts of $-0-)                         123,729                75,885
Notes and loans receivable, current portion (Note 4)                                       1,647,804                 8,385
Notes and loans receivable, related parties, current portion (Note 3)                        790,622               269,056
Income tax receivable                                                                        178,100               130,500
Prepaid expenses and other current assets                                                     63,372
                                                                                                                    18,782
                                                                                --------------------- ---------------------
Total current assets                                                                       7,978,465               947,624
Notes and loans receivable, net current portion (Note 4)                                     195,000               170,000
Notes receivable, related parties net current portion (Note 3)                                49,000               265,917
Land held for development (Notes 5 and 8)                                                  1,793,311             1,658,757
Investments                                                                                  200,000
                                                                                                                         0
Property and equipment (Notes 6 and 8)                                                    29,392,694             6,712,150
Other assets                                                                                 336,022                61,039
                                                                                --------------------- ---------------------
Total assets                                                                    $         39,944,492  $          9,815,487
                                                                                ===================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other liabilities (Note 7)                                 $          1,461,391  $            326,315
Notes payable, current portion (Note 8)                                                    9,255,774             7,607,799
                                                                                --------------------- ---------------------
Total current liabilities                                                                 10,717,165             7,934,114
Notes payable, net current portion (Note 8)                                               26,380,453                 9,497
Deferred income tax payable                                                                       --                 9,700
                                                                                --------------------- ---------------------
Total liabilities                                                                         37,097,618             7,953,311
                                                                                --------------------- ---------------------
Commitments and contingencies (Note 10)                                                           --                    --
Minority interest (Note 11)                                                                1,896,870               449,751
                                                                                --------------------- ---------------------
Stockholders' equity (Note 12):
Preferred stock, $.001 par value; 5,000,000 shares authorized,                                    --                    --
    No shares issued and outstanding
Common stock, $.001 par value; 20,000,000 shares authorized,                                   8,732                 8,771
    8,731,518 and 8,770,418 shares issued and outstanding
Additional paid-in capital                                                                   596,518               596,518
Retained earnings                                                                            407,850               845,550
                                                                                --------------------- ---------------------
                                                                                           1,013,100             1,450,839
Less treasury stock - 80,100 and 41,200 shares at cost                                      (63,096)              (38,414)
                                                                                --------------------- ---------------------
Total stockholders' equity                                                                   950,004             1,412,425
                                                                                --------------------- ---------------------
Total liabilities and stockholders' equity                                      $         39,944,492  $          9,815,487
                                                                                ===================== =====================





                      The Notes to Financial Statements are
                     an integral part of these statements.

                                     ONECAP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                Three months ended March 31
                                                                              2003                        2002
                                                                    -------------------------   -------------------------

Revenues:
Loan fees and commission revenue                                    $                387,882    $                180,483
Loan fees and commission revenue, related parties (Note 3)                            59,660                     237,135
Service fee revenue  (Note 3)                                                          9,562                      12,998
Rental revenue                                                                     1,020,044                          --
                                                                    -------------------------   -------------------------
                                                                                   1,477,148                     430,616
                                                                    -------------------------   -------------------------
Expenses:
Commission expense                                                                   161,845                     109,391
Rental expenses                                                                      394,028                          --
General and administrative expenses (Note 3)                                         653,387                     413,006
                                                                    -------------------------   -------------------------
                                                                    -------------------------   -------------------------
                                                                                   1,209,260                     522,397
                                                                    -------------------------   -------------------------
Income (loss) from operations                                                        267,888                    (91,781)
Other income (expense):
Interest and other income (Note 3)                                                     4,610                      21,657
Interest expense (Note 9)                                                          (626,749)                     (2,160)
Depreciation and amortization                                                       (94,881)                    (11,451)
                                                                    -------------------------   -------------------------
Net loss before income taxes and minority interest                                 (449,132)                    (83,735)
Minority Interest (Note 11)                                                               --                         --
                                                                    -------------------------   -------------------------
Net loss before income taxes                                                       (449,132)                    (83,735)
                                                                    -------------------------   -------------------------
Income tax expense:
           Current federal                                                          (37,800)                    (27,100)
           Deferred federal                                                         (68,100)                          --
                                                                    -------------------------   -------------------------
                                                                                   (105,900)                    (27,100)
                                                                    -------------------------   -------------------------
Net loss                                                            $              (343,232)    $               (56,635)
                                                                    =========================   =========================
Loss per common share                                               $                (0.039)    $                (0.006)
                                                                    =========================   =========================
Weighted average number of common shares outstanding                               8,731,518                   8,811,618
                                                                    =========================   =========================



                      The Notes to Financial Statements are
                     an integral part of these statements.

                                     ONECAP
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                     Nine months ended March 31
                                                                                  2003                        2002
                                                                        -------------------------   -------------------------

Revenues:
Loan fees and commission revenue                                        $              1,317,336    $                807,824
Loan fees and commission revenue, related parties (Note 3)                               416,995                     910,724
Service fee revenue  (Note 3)                                                             34,816                      13,398
Rental revenue                                                                         1,734,415                          --
                                                                        -------------------------   -------------------------
                                                                                       3,503,562                   1,731,946
                                                                        -------------------------   -------------------------
Expenses:
Commission expense                                                                       508,977                     437,142
Rental expenses                                                                          743,423                          --
General and administrative expenses (Note 3)                                           1,727,405                   1,245,559
                                                                        -------------------------   -------------------------
                                                                                       2,979,805                   1,682,701
                                                                        -------------------------   -------------------------
Income from operations                                                                   523,757                      49,245
Other income (expense):
Interest and other income (Note 3)                                                        96,069                      77,223
Interest expense (Note 9)                                                               (988,090)                     (6,740)
Depreciation and amortization                                                           (216,736)                    (32,441)
                                                                        -------------------------   -------------------------
Net (loss) income before income taxes and minority interest                             (585,000)                     87,287
Minority Interest (Note 11)                                                                  --                           --
                                                                        -------------------------   -------------------------
Net (loss) income before income taxes                                                   (585,000)                     87,287
                                                                        -------------------------   -------------------------
Income tax expense (benefit):
           Current federal                                                               (79,200)                     30,400
           Deferred federal                                                              (68,100)                         --
                                                                        -------------------------   -------------------------
                                                                                        (147,300)                     30,400
                                                                        -------------------------   -------------------------
Net (loss) income                                                       $               (437,700)   $                 56,887
                                                                        =========================   =========================
(Loss) earnings per common share                                        $                 (0.050)   $                  0.006
                                                                        =========================   =========================
Weighted average number of common shares outstanding                                   8,747,368                   8,811,618
                                                                        =========================   =========================


                      The Notes to Financial Statements are
                     an integral part of these statements.

                                     ONECAP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
                      AND FOR THE YEAR ENDED JUNE 30, 2002


                                    Common Stock                   Additional     Retained        Treasury Stock      Stockholders'
                                                                    Paid-in        earnings                               Equity
                                                                    capital
                                   --------------------------
                                     Shares          Amount
                                   -------------  --------------  ------------ ------------------  ----------------  ---------------
Balance, June 30, 2001               8,811,618    $    8,812      $   596,518  $       932,417     $         --      $    1,537,747
Purchase of treasury stock            (41,200)          (41)               --               --         (38,414)            (38,455)
Net income for the year ended               --            --               --         (86,867)               --            (86,867)
June 30, 2002
                                   -------------  --------------  -------------------------------  ----------------  ---------------
                                   -------------  --------------  -------------------------------  ----------------  ---------------
Balance, June 30, 2002               8,770,418         8,771          596,518          845,550         (38,414)           1,412,425
Purchase of treasury stock            (38,900)          (39)               --               --         (24,682)            (24,721)
Net loss for the nine months ended          --            --               --        (437,700)               --           (437,700)
March 31 2003
                                   -------------  --------------  ------------ ------------------  ----------------  ---------------
Balance, March 31, 2003              8,731,518    $    8,732      $   596,518         $407,850     $   (63,096)      $      950,004
                                   =============  ==============  ============ ==================  ================  ===============





                      The Notes to Financial Statements are
                     an integral part of these statements.

                                     ONECAP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                         Nine months ended
                                                                        ----------------------------------------------------
                                                                             March 31, 2003             March 31, 2002
                                                                        -------------------------  -------------------------
Cash flows from operating activities:
  Net (loss) income                                                     $              (437,700)   $                 56,887
Changes to net (loss) income not requiring cash outlay:
    Depreciation and amortization                                                        216,736                     32,441
Changes in:
    Accounts receivable                                                                 (47,844)                   (56,429)
    Other assets                                                                       (184,983)                        707
     Prepaid expense                                                                    (44,590)                         --
    Accounts payable and other liabilities                                             1,135,076                     47,840
    Income tax receivable                                                               (47,600)                   (68,500)
    Income tax payable                                                                       --                   (362,929)
    Deferred taxes                                                                      (99,700)                        --
                                                                        -------------------------  -------------------------
Net cash provided by (used in) operating activities                                      489,395                  (349,983)
                                                                        -------------------------  -------------------------
Cash flows from investing activities:
    Additions to property and equipment                                                (254,202)                   (32,109)
    Increase in land held for investment                                               (134,554)                  (413,828)
    Investments in limited liability companies                                         (200,000)                  (225,000)
    Increase in notes and loans receivable                                           (1,664,419)                  (178,386)
    Increase in notes and loans receivable, related parties                            (304,649)                   (71,892)
                                                                        -------------------------  -------------------------
  Net cash used in investing activities                                              (2,557,824)                  (921,215)
                                                                        -------------------------  -------------------------
Cash flows from financing activities:
    Increase in minority interest                                                            --                     450,000
    Increase in restricted cash                                                        (150,000)                         --
    Net proceeds from (payments on) notes payable                                      6,822,972                   (36,663)
    Purchase of Treasury stock                                                          (24,721)                        --
                                                                        -------------------------  -------------------------
  Net cash provided by financing activities                                            6,648,251                    413,337
                                                                        -------------------------  -------------------------
  Net increase (decrease) in cash                                                      4,579,822                  (857,861)
Cash at beginning of period                                                              445,016                  1,282,491
                                                                        -------------------------  -------------------------
Cash at end of period                                                   $              5,024,838   $                424,630
                                                                        =========================  =========================
Supplemental disclosure of cash flow information:
    Cash paid for interest expense (net of amounts capitalized)         $                902,994   $                  6,740
                                                                        =========================  =========================
    Cash paid for income taxes                                          $                     --   $                461,829
                                                                        =========================  =========================

Schedule of non-cash investing and financing activities:
  During the nine months ended March 31, 2003 and 2002, the Company financed the purchase of property as follows:

                                                                  2003                        2002
                                                              -------------              ---------------
      Rental property                                         $  22,643,078                          --
      Land held for development                                          --              $    1,280,664
      Note payable                                              (22,643,078)                 (1,280,664)
                                                              -------------              ---------------
                                                              $          --              $           --

   During the nine months ended March 31, 2003 a member of Pacific Hilltop 2, LLC converted their note payable to equity as follows:

      Note payable           $ 1,447.119
      Minority interest       (1,447,119)
                             ------------
                             $        --
                      The Notes to Financial Statements are
                     an integral part of these statements.

                                     ONECAP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

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

      Earnings per share:

      The computations of basic earnings per common share are based on the weighted average number of common shares outstanding. The computations of diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Stock purchase options outstanding and exercisable at or below the market price are considered common share equivalents. For the periods presented, there were no common share equivalents. At March 31, 2003, and 2002, all of the 510,000 and 374,500, respectively, of stock options were excluded from the computation of diluted earnings per share because they were antidilutive.

      Results of the interim periods are not necessarily indicative of those to be expected for the full year.

2.    Restricted Cash:

      The Company maintains restricted cash as required by the lender on commercial rental property. The Company must maintain a minimum of $150,000. The funds are held at Wachovia Bank, and in the event of sale or refinance of the property the funds including accrued interest will be refunded to Company.

3.    Related party transactions:

      a.   Notes and loans receivable, related parties:

           As of March 31, 2003 and June 30, 2002, notes and loans receivable, related parties consisted of the following:

                                                                             March 31, 2003                 June 30, 2002
                                                                      -----------------------------  ----------------------------
Note receivable from Pacific Properties and Development,  LLC, a      $                    118,582   $                 479,036
company owned by the majority  stockholder,  unsecured,  bearing interest at 12% per annum,  with principal and interest payments of $66,700 due quarterly, scheduled to mature in July, 2003.

                                     ONECAP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

3.         Related party transactions (continued):

                                                                             March 31, 2003                 June 30, 2002
                                                                      -----------------------------  ----------------------------

Note receivable from Pacific Properties and Development,  LLC, a                             6,290                      16,712
company owned by the majority stockholder,  secured by furniture and equipment,  bearing interest at 10.5% per annum with monthly principal and interest  payments of $1,235,  scheduled to mature in August, 2003.

Note  receivable  from Chateau  Flamingo,  in which the majority                           625,000                          --
stockholder has an ownership interest.  The note is secured by a partnership  interest,  bearing  interest at 16%.  Interest only payments  due  monthly,  schedule  to mature  April  2004,  with expected assignment by December 2003.

Note receivable from Copyright Media of Nevada,  a company owned
by  the  majority   stockholder   and  an  officer,   unsecured,                            49,000                          --
non-interest bearing, due upon demand.

Note receivable from Pacific Properties and Development,  LLC, a                                --                      20,234
company owned by the majority  stockholder,  unsecured,  bearing interest  at 14% per annum,  with  interest  only  payments  due monthly.

Commission   advances   to   real   estate   agent,   unsecured,                            40,750                      18,991
non-interest bearing, due upon closings of sales transactions
                                                                      -----------------------------  --------------------------
                                                                                           839,622                     534,973
Less current portion                                                                       790,622                     269,056
                                                                      -----------------------------  --------------------------
                                                                      $                     49,000   $                 265,917
                                                                      =============================  ==========================

        The Company recognized interest income from notes and loans receivable, related parties totaling $33,082 and $55,495 during the nine months ended March 31, 2003 and 2002, respectively.

b.      Investment and rental property:

        In June 2002, the Company exchanged its 25% interest in MF Devco-Carlsbad, LLC for a 99% interest in Pacific Stonegate, LLC. The non-monetary exchange was done with Pacific Properties and Development, LLC, a company owned by the majority stockholder.

        The principal business activity of MF Devco-Carlsbad, LLC is to acquire, develop, operate and sell a parcel of real property in Carlsbad, California. Pacific Stonegate Nevada, LLC owns and operates 172 units in an apartment complex in Southern Nevada. The Company recorded the acquired assets based upon the cost basis of the assets surrendered. No gain or loss was reported.

                                     ONECAP
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

3.    Related party transactions (continued):

           In January 2003 Harbors V V LLC, purchased rental property from Pacific Stonegate NV, LLC and assumed the existing loan. The gain recognized of $338,819 was eliminated in consolidated financial statements. OneCap owned 100% of Harbors V V, LLC, and 99% of Pacific Stonegate NV, LLC at the time of the transaction.

      c.   Revenues:

           A significant portion of the Company's revenues is derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. During the nine months ended March 31, 2003, four transactions accounted for 58% of gross revenues from related parties.

      d.   Office space:

             The Company subleased office space to Pacific Properties and Development, LLC, a company owned by the majority stockholder. The sublease commenced August 1, 2000 and expired February 28, 2003. During the nine months ended March 31, 2003 and 2002, the Company received $75,085 and $97,512 under the sub-lease. The lease was not renewed.

        e.   Service fee revenue:

           During the nine months ended March 31, 2003, the Company serviced loans for companies under common control. OneCap earned $34,816 in fees from servicing the loans during the nine months ended March 31, 2003.

4.    Notes and loans receivable:

      As of March 31, 2003 and June 30, 2002, notes and loans receivable consisted of the following:

                                                                                             March 31, 2003     June 30, 2002
                                                                                            -----------------  ----------------
  Notes  receivable  from PCTV Homes,  unsecured,  non-interest  bearing,  written-off in   $             --   $         8,385
  March 2003.
  Notes  receivable  from Cyan Fire,  secured by a trust deed,  bearing  interest at 12%.          1,114,500                --
  Scheduled to be assigned by December 2003.
  Notes receivable from  Generations,  secured by a trust deed,  bearing interest at 20%,            320,000                --
  with 10% paid  current  and 10% paid at  maturity.  Scheduled  to mature in April 2005.
  Assigned in April 2003.
  Notes  receivable  from  D'nal,  secured  by a trust  deed,  bearing  interest  at 12%.            200,000                --
  Scheduled to be assigned by December 2003.
  Note receivable from Cyberlux  Corporation,  secured by assets of the company,  bearing            195,000           170,000
  interest at 18% per annum,  with the greater of  interest  only or 5% of gross  revenue due monthly.  Scheduled to mature in June 2003.  The note has a conversion  feature for common stock of Cyberlux.
  Other
                                                                                                      13,304                --
                                                                                            -----------------  ----------------
                                                                                                   1,842,804           178,385
  Less current portion                                                                             1,647,804             8,385
                                                                                            -----------------  ----------------
                                                                                            $        195,000   $       170,000
                                                                                            =================  ================

                                     ONECAP
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

5.    Land held for development:

      Land held for development as of March 31, 2003 and June 30, 2002, consists of 3.92 acres of real property in Henderson, Nevada. Pacific Hilltop 2, LLC is planning on developing the land and building commercial rental property.

   6.   Property and equipment:

        Property and equipment at March 31, 2003 and June 30, 2002 consisted of the following:

                                                                                     March 31, 2003            June 30, 2002
                                                                               --------------------------- -----------------------
Land                                                                           $               15,750,000  $              850,000
Rental properties, buildings and improvements (Pacific Harbors & Walgreen's)                   13,506,400               5,855,157
Computer equipment                                                                                 57,899                  47,121
Computer software                                                                                  10,066                   5,950
Furniture and equipment                                                                           175,121                 174,733
Leasehold improvements                                                                             34,757                  34,757
                                                                               --------------------------- -----------------------
                                                                                               29,534,243               6,967,718
Less accumulated depreciation                                                                     141,549                 255,568
                                                                               --------------------------- -----------------------
                                                                               $               29,392,694  $            6,712,150
                                                                               =========================== =======================

      Depreciation expense for the nine months ended March 31, 2003 and 2002 was $216,736 and $32,441, respectively.

7.    Accounts payable and other liabilities:

      Accounts payable and other liabilities as of March 31, 2003 and June 30, 2002 consisted of the following:

                                                                                 March 31, 2003             June 30, 2002
                                                                           --------------------------- ------------------------

    Operating accounts payable                                             $                   468,128 $               191,750
       Due to Pacific Harbors investors                                                        137,666                      --
       Due to investor for buyout on Stonegate                                                 392,388                      --
       Unearned revenue                                                                        297,500                      --
       Accrued interest                                                                         85,096                      --
    Tenant security deposits                                                                    24,742                  32,863
    Prepaid rent from tenants                                                                   17,159                  21,319
    Accrued payroll and commissions                                                             38,712                  80,383
                                                                           --------------------------- ------------------------
                                                                           $                 1,461,391 $               326,315
                                                                           =========================== ========================

                                     ONECAP
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

8.    Notes payable:

      Notes payable as of March 31, 2003 and June 30, 2002 consisted of the following:

                                                                                        March 31, 2003          June 30, 2002
                                                                                   -------------------- ------------------------

Note payable to a bank,  secured by first trust deed and  assignment  of rents on  $          6,191,399 $          6,230,528
Pacific  Harbors,  bearing interest at 9% per annum,  with monthly  principal and interest  payments of $48,700,  originally  scheduled  to mature in March,  2003.
The majority stockholder has personally guaranteed the note. The note was refinanced in April 2003, as disclosed in note 15.

Note  payable  to a bank,  secured  by  first  trust  deed on  commercial  rental          20,573,984                     --
property,  bearing  interest  at 6.50% per  annum,  with  monthly  principal  and interest payments of $144,427, scheduled to mature in December, 2012.

Note payable to a Private Family Trust, non-secured,  bearing interest at 14% per            3,847,626                    --
annum,  originally  scheduled to mature in January,  2003, extended to a month to month, due upon demand.

Note payable to various  individuals  and trusts,  bearing  interest at 16%, with             2,000,000                   --
interest only payments due monthly.  Scheduled to mature January 2004.

Note payable to various  individuals  and trusts,  bearing  interest at 15%, with             3,000,000                   --
interest only payments due monthly.  Scheduled to mature April 2004.

Note payable to the minority member of Pacific  Hilltop 2, LLC,  secured by land                     --            1,323,610
held for development,  bearing  interest at 8% per annum,  through July 4, 2002, then 18% until converted to equity.  The minority member contributed the note as equity in Pacific Hilltop 2 in October 2002.

Note payable to a bank,  secured by furniture and equipment,  bearing interest at                23,218               63,158
9.5% per  annum,  scheduled  to  mature in August  2003.  The note is  personally guaranteed by the majority stockholder.
                                                                                   -------------------- ------------------------
                                                                                             35,636,227            7,617,296
Less current portion                                                                          9,255,774            7,607,799
                                                                                   -------------------- ------------------------
                                                                                   $         26,380,453 $              9,497
                                                                                   ==================== ========================

9.    Interest expense:

      The Company capitalized interest as a component of land held for development. Total interest incurred during the nine months ended March 31, 2003 and 2002 follows:

                                                 March 31, 2003          March 31, 2002
                                             ----------------------- -----------------------
        Interest charged to income           $              988,090  $                6,740
        Interest capitalized                                 18,947                      --
                                             ----------------------- -----------------------
                                             $            1,007,037  $                6,740
                                             ======================= =======================

                                     ONECAP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

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

        Stock option plan:

        On July 27, 2000, the Company adopted a stock option plan for a maximum of 1,250,000 shares of common stock. The Board of Directors has the authority to issue stock options, the terms of which including, without limitation, vesting periods and strike prices (but in no event can options be issued with a strike price less than 100% of current FMV of the stock price) may be fixed by the Board of Directors at its sole discretion. Through March 31, 2003, 510,000 of the stock options that have been granted are still outstanding and will be vested at 100% in twenty-four months from the grant date.

        Lease agreement:

        5440 W. Sahara, LLC, a wholly owned subsidiary, entered into a triple net lease agreement to rent a commercial office building in Las Vegas, Nevada, with an agreement that the Company may sublease the building. Under the lease, minimum monthly rental payments are $25,000 per month through March 2003, then $35,000 per month through September 2003, then $41,667 per month through the end of the lease in October 2007. OneCap occupies one floor of the three-story building. The Company subleases the other two floors.

        Option agreement:

        On October 7, 2002, the Company entered into on option agreement to acquire an office building in Las Vegas, Nevada for $5,300,000. The Company has funded $225,000 in option deposits of which $200,000 is refundable. The option agreement expires January 2004.

                                     ONECAP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002


10.     Commitments and contingencies (continued):

        Note payable:

        As a condition of the exchange of investment interests between OneCap and Pacific Properties and Development LLC, a company owned by the majority stockholder, OneCap must negotiate with the current lender of Pacific Stonegate Nevada, LLC to remove Mr. Molasky as a personal guarantor or refinance the property. As of the report date, the Company has secured a new loan with the bank, as disclosed in note 15.

        Proceeds:

        Upon the sale of Pacific Stonegate Nevada, LLC, a prior owner of the rental property is entitled to receive 60% of the net cash proceeds. In February, 2003, proceeds totalling $442,388 were distributed to the prior owner.

        Lessors:

        An operating lease arose from the leasing of the Company's commercial land and building to a retail customer. The initial lease term is 20 years. The Company became lessor on December 26, 2002, when the property was purchased.

11.     Minority interest:

        The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC ("Hilltop"). OneCap has a 60% ownership interest in Hilltop. The minority interest in the consolidated balance sheets consists of the remaining ownership interests not owned by the Company.

12.     Stockholder's equity:

        Restricted shares of common stock:

        7,272,342 of the total shares of common stock outstanding as of March 31, 2003 are restricted.

        Preferred stock:

        The Board of Directors has the authority to issue the preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at its sole discretion. The holders of the Company's common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversation rights, which may result in the issuance of additional shares of common stock, which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences that are senior to the rights and preferences of the common stock. Additionally, such shares could have dividend, redemption or other restrictive provisions.

        Warrants and options:

        There are 510,000 options outstanding to acquire additional shares of common stock.

                                     ONECAP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002


12.     Stockholder's equity (continued):

        Stock repurchase program:

        In March 2002, the Board of Directors authorized the repurchase of OneCap common stock. The Board authorized the use of funds up to $500,000. As of March 31, 2003, the Company has repurchased 80,100 shares at a cost of $63,096.

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

13.     Trust accounts:

        The Company manages certain trust assets including cash and receivables on behalf of investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At March 31, 2003, the cash held in trust was $3,885,866, and the trust receivable was $0. The related trust liability was $3,885,866 at March 31, 2003. The trust assets and liabilities are not recorded on the balance sheet of the Company at March 31, 2003.

14.     Loans serviced for others:

        The Company services loans for others, which are not shown on the balance sheets. The face amount of loans currently serviced at March 31, 2003 approximated $33,286,855, and the face amount of all loans serviced to date is $45,047,950. The Company receives a servicing fee for the services rendered.

15.     Subsequent events:

        In April, 2003, Pacific Harbors V V, LLC refinanced the loan secured by its rental property. The new loan in the amount of $5,707,775, bears interest at prime + 1% with a 7.25% floor and is scheduled to mature in twelve months with two, six months extensions.

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

The Company has expanded its scope to include real property investments through a wholly owned subsidiary, OneCap Properties. The goal of OneCap Properties is to capitalize on specific built, or to-be-built, investment opportunities in real estate properties through value-added development, repositioning, or asset appreciation. These properties may be wholly owned, owned in partnership, or syndicated. The Company has also added a private client division, which is focused on trust deed investments and other real estate related loans or investments. The private client division pools private investor funds and loans these funds on a short-term basis (generally one- to three-year terms) to property investors, developers, and owners.

The adverse consequences of war and the effects of terrorism have had a negative effect on the U.S. economy. Further conflicts in the Middle East could negatively impact our business. The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, and Singapore, could have a negative effect on our operations if it were to spread more widely in North America.

Results of Operations

During the current quarter, OneCap produced 64 transactions with $16,907,286 in transaction volume, compared to 52 transactions totaling $20,087,050 in transaction volume during the same comparable quarter ended March 31, 2002. Non-affiliated transactions accounted for 61 of the 64 transactions this quarter and $12,738,286 of the total volume, compared to 44 of the 52 transactions and $6,663,667 in volume in the comparable quarter last year, a 91% increase in non-affiliated transaction volume. Affiliated transaction volume was lower this quarter at three transactions totaling $4,169,000 in volume, compared to eight transactions totaling $13,423,383 in volume during the same quarter last year. Although the total transaction volume decreased due to smaller affiliated loan revenue and commissions this quarter, the Company had an increase in volume and revenue earned from non-affiliated business and the current quarterly average revenue percentage increased 27% to 2.65% on the total volume, compared to 2.08% on the total volume in the same period last year. During the quarter ended March 31, 2003, the Company focused its efforts to continue to support non-affiliated transactions that provide higher revenue percentages on the same transactional volume.

OneCap generated $1,477,148 in gross revenue for the quarter ended March 31, 2003, of which $387,882 was from core operations, $59,660 from related party revenue related to commercial loan and realty transactions, $9,562 in service fee revenue, and $1,020,044 in rental revenue. In the comparable quarter last year, OneCap had $430,616 of gross revenue, of which $180,483 was from core operations, $237,135 in related party revenue, and $12,998 in service fee revenue. Total gross revenues for the current quarter were up by 243% including related party revenue and rental income, and core operations were up 115%. Net revenues after payment of commission and rental expense were $921,275 for the current quarter, compared to $321,225 for the comparable quarter last year, a 187% increase. For the nine-month period ended March 31, 2003, OneCap generated $3,503,562 in gross revenues, 102% increase, compared to $1,731,946 during the comparable period ended March 31, 2002. The Company generated a larger amount of transactions for the quarter, and a higher percentage of revenue earned on those transactions, and also had lower transaction volume from affiliated companies this quarter. Gross revenue increased substantially through the addition of rental revenue from the Stonegate apartment complex and the Walgreen's property on the Las Vegas Strip.

General and Administrative expenses increased to $653,387 from $413,006 during the quarters ended March 31, 2003 and 2002 respectively. Expenses increased primarily due to growth and expansion of OneCap, increases in employees and salaries, and higher marketing costs. For the nine months ended March 31, 2003 and 2002, General and Administrative expenses were $1,727,405 and $1,245,559 respectively, a 39% increase. Net loss after tax was $343,232 for the quarter ended March 31, 2003 compared to $56,635 for the comparable quarter ended March 31, 2002. Loss per share was $0.039 for the quarter ended March 31, 2003 compared to $0.006 for the comparable quarter ended 2002. For the nine-month period ended March 31, 2003, net loss after tax was $437,700 or $0.050 per share as compared to net income of $56,887 or $0.006 per share in the comparable period ended March 31, 2002.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the quarter ended March 31, 2003.


Related
                                                # of            Transaction          Average          Revenue
                                            Transactions          Volume            Revenue %         Earned
                                           ---------------    -------------------  ----------------   ----------------
    Real Estate Commissions                       0                          0              0.00%              0

    Mortgage Brokerage                            3                  4,169,000              1.43%         59,660
                                           ---------------    -------------------                     ----------------

    Total Related                                 3                  4,169,000              1.43%         59,660




Non-Related
                                                # of            Transaction          Average          Revenue
                                            Transactions          Volume            Revenue %         Earned
                                           ---------------    -------------------  ----------------   ----------------
    Real Estate Commissions                      46                  7,562,467              3.03%        229,179

    Mortgage Brokerage                           15                  5,175,819              3.07%        158,703
                                           ---------------    -------------------                     ----------------

    Total Non-Related                            61                 12,738,286              3.05%        387,882

                  Total                          64                 16,907,286              2.65%     $  447,542
                                           ===============    ===================                     =================


The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the comparable quarter last year, ended March 31, 2002.

Related
                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
                                        ---------------    -------------------  ----------------   ----------------
Real Estate Commissions                        1                    993,383              2.50%         24,835

Mortgage Brokerage                             7                 12,430,000              1.71%        212,300
                                        ---------------    -------------------                     ----------------

Total Related                                  8                 13,423,383              1.77%        237,135



Non-Related
                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
                                        ---------------    -------------------  ----------------   ----------------
Real Estate Commissions                       31                  5,044,897              2.83%        142,822

Mortgage Brokerage                            13                  1,618,770              2.33%         37,661
                                        ---------------    -------------------                     ----------------

Total Non-Related                             44                  6,663,667              2.71%        180,483

                  Total                       52                 20,087,050              2.08%     $  417,618
                                        ===============    ===================                     =================


The following table summarizes the changes of gross revenue earned, transaction volume, average % of revenue earned and number of transactions by related and non-related sources of fees and commissions for the current and comparable quarters, ended March 31, 2003 and 2002.



Related
                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
                                        ---------------    -------------------  ----------------   ----------------
Real Estate Commissions                       -1                  $-993,383             -2.50%       $-24,835

Mortgage Brokerage                            -4                $-8,261,000             -0.28%      $-152,640
                                        ---------------    -------------------                     ----------------

Total Related                                 -5                $-9,254,383             -0.34%      $-177,475


Non-Related
                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
                                        ---------------    -------------------  ----------------   ----------------
Real Estate Commissions                       +15               $+2,517,570             +0.20%      $ +86,357

Mortgage Brokerage                            +2                $+3,557,049             +0.74%      $ +121,042
                                        ---------------    -------------------                     ----------------

Total Non-Related                             +17               $+6,074,619             +0.34%     $ +207,399

                                Total         +12               $-3,179,764             +0.57%     $  +29,924
                                        ===============    ===================                     =================



The rates and fees charged to existing customers during the quarter ending March 31, 2003 is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included rental revenue of $1,020,044 earned during the quarter from the Stonegate apartments and the Walgreen's property that the Company has an ownership interest in.

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

The Company is also continuing operations related to private trust deed investing in its Commercial Finance division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of March 31, 2003, the Company has funded over $45,000,000 to date and is currently servicing over $33,000,000 in private trust deeds for more than 100 investor clients, with an average annual rate earned of over 14% to date. The Company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets, which as of March 31, 2003 is approximately $40,000,000.

Liquidity and Capital Resources

At March 31, 2003 the Company had cash of $5,024,838 and a working capital deficit of $2,738,700 as compared with cash of $445,016 and a working capital deficit of $6,986,490 at June 30, 2002. This deficit is created by certain long-term company assets that are secured by short-term debt, scheduled to mature during the next twelve months. The Company plans to either refinance these loans during the next fiscal year, or sell the assets that secure these loans. At March 31, 2003, the cash flows generated in operating activities of the Company for the prior nine month period equaled $489,395 or 14% of the Company's total revenue, compared to cash used in operations of $349,983 or 20% during the comparable period in 2002. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months.


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

                               OneCap


                               By: /s/ Vincent W. Hesser
                                 ---------------------------------------------
                                  Vincent W. Hesser, President and CEO
                                   Principal Executive Officer

Date: May 15, 2003


                                  /s/ Tammy Hardcastle
                                 ---------------------------------------------
                                 Tammy Hardcastle, Treasurer (Acting Principal Accounting Officer)

Date: May 15, 2003

                                 CERTIFICATIONS

I, Vincent W. Hesser certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OneCap for the quarter ended March 31, 2003;

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

Date: May 15, 2003

                                        /s/ Vincent W. Hesser
                                        ---------------------------------
                                        Vincent W. Hesser
                                        Chief Executive Officer

I, Tammy Hardcastle certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OneCap for the quarter ended March 31, 2003.

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


Date: May 15, 2003

                                        /s/ Tammy Hardcastle
                                        -----------------------------------
                                          Tammy Hardcastle
                                          Treasurer
                                          (Acting Principal Financial Officer)