Form 10KSB
period 2003-06-30
ONECAP
filed 2003-10-14
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
 X        Annual report under section 13 or 15(d) of the Securities Exchange Act
---       of 1934 for the fiscal year ended June 30, 2003


--- Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ended ______________

Commission File Number: 0-31369

                                     OneCap
                 (Name of small business issuer in its charter)

           Nevada                                        88-0429535
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

5440 West Sahara Avenue, 34d Floor, Las Vegas, Nevada          89146
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes __ No X

The registrant had revenues of $5,446,033 during the year ended June 30, 2003.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $929,815 on October 1, 2003, based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board.

On September 30, 2003, the registrant had 9,021,618 shares of common stock, par value $.001, issued and outstanding.


                     Transitional Small Business Disclosure
                               Format (Check one):
                                   Yes __ No X

                                TABLE OF CONTENTS


PART I
                                                                           Page

Item 1.  Description of Business                                               3

Item 2.  Properties                                                           11

Item 3.  Legal Proceedings                                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                  11

Item 6.  Management's Discussion and Analysis or Plan of Operation           12

Item 7.  Financial Statements                                                14

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            14

Item 8A. Controls and Procedures                                             14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              14

Item 10. Executive Compensation                                              17

Item 11. Security Ownership of Certain Beneficial Owners and Management      19

Item 12. Certain Relationships and Related Transactions                      19

Item 13. Exhibits and Reports on Form 8-K                                    22

Item 14. Principal Accountant Fees and Services                              24

Signatures                                                                   24

Financial Statements and Schedules                                          F-1

         This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "anticipate," "believe," "expect," "estimate," "project," "suggest," "intend," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties, and assumptions, including those discussed in "Item 1. Description of Business -- Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested, or intended.

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

The business of OneCap, at least initially, focuses predominantly on the Southern Nevada market targeting investment, development, and real estate professionals. However, by pioneering an integrated business model of real estate services, OneCap anticipates that the Company will attract substantial interest in other geographic markets. OneCap fosters the ideals of the importance of customer needs coupled with healthy, understanding relationships, and a professional commitment to satisfaction.

OneCap Business Operations

OneCap simplifies real estate transactions by offering multiple services under one roof. To a large extent, OneCap accomplishes this by forming strategic alliances with other related service companies involved in the real estate process. The client can search for a property, sell a property, apply for any type of loan, or ask for any other related real estate service all in one physical location or via the Internet. There are three distinct divisions of
OneCap: (1) real estate brokerage; (2) mortgage brokerage service; and (3) property division.

Real Estate Brokerage

The real estate division of OneCap, OneCap Realty, provides brokerage services for both commercial and residential markets. The Company markets, buys, or sells the following on behalf of its clients and on its own behalf: o Apartments, industrial, office, and retail buildings; o Multi- and single-family residences;
o Hotels and resorts; and o Undeveloped and developed land.

The Company represents buyers and sellers of homes and commercial real estate, either new or existing. By getting involved in each step from sales to development to financing of residential, commercial, and industrial properties, OneCap ensures that its customers are receiving information, service, and representation of the highest quality available.

For every new brokerage engagement, OneCap Realty develops a sales strategy aimed at maximizing the sales proceeds subject to the client's individual constraints, including time parameters, sensitivity to publicity, and cash flow needs. Also, OneCap Realty investigates and analyzes, among other things, the physical condition of the property, its cash flow and tenant characteristics, and market rents and market dynamics within sub-markets and comparable transactions. OneCap Realty conducts commercial property sales through conventional brokerage transactions and private negotiations. In addition, OneCap Realty conducts residential property sales through conventional brokerage activities.

           Commercial Brokerage Services

           As part of its efforts to market each commercial property, OneCap Realty develops and implements cost-effective marketing campaigns. Each marketing campaign is tailored to the client's objectives and the property's characteristics. OneCap Realty also markets properties directly to various investors in real estate property transactions with whom it maintains ongoing business relationships.

           When OneCap Realty engages in a competitive bidding process for brokerage engagements, its brokerage commission rates will often be structured to demonstrate its confidence in its ability to sell the property at a high price. For example, OneCap Realty might offer a property owner a market or below-market brokerage commission rate for selling a property at the price the owner initially expects and a higher rate for selling the property for a higher price. On average, OneCap Realty expects its commercial brokerage assignments to last for three (3) to twelve (12) months from the listing of the property to the payment of a brokerage commission upon its sale. Generally, OneCap Realty will not enter into long-term contracts for brokerage services.

           Residential Brokerage Services

           OneCap Realty designs marketing programs to sell single- and multi-family home developments and condominium projects using conventional sales programs. OneCap Realty also designs and implements marketing programs for exclusive estates and land for residential development. Most of the residential properties that it expects to broker are located in Nevada. Concurrently, OneCap Realty may broker residential and commercial properties that Pacific Properties and Development LLC ("PPD") may develop in the future. OneCap Realty's potential clients include builders, developers, private/public sellers and buyers, financial institutions, and government agencies.

Mortgage Brokerage

Loan originations for the mortgage brokerage division, OneCap Mortgage, focus on two (2) primary areas: residential and commercial. The residential loan volume is generated primarily from referrals from OneCap Realty, as well as referrals from independent brokers and realtors. OneCap Mortgage currently offers a wide range of mortgage programs through correspondent lender relationships throughout the United States. Also, OneCap Mortgage is an approved lender through the Housing and Urban Development ("HUD") Department and Veterans Administration ("VA"), and offers all types of Federal Housing Administration ("FHA") and Veterans Administration financing. In addition to the traditional referral sources, OneCap Mortgage will also originate loans through its website: www.onecap.com.


OneCap Mortgage's commercial loan originations are fairly broad based. The commercial volume includes referrals from affiliated companies (including PPD), as well as originations through outside builders and developers. OneCap Mortgage has established relationships with local and national banks, life insurance companies, large national lenders, as well as Wall Street investment banking companies. The loan products include land acquisition, construction lending, mezzanine loans and permanent loans for all types of commercial, multi-family and industrial properties. Although OneCap Mortgage has both the ability to broker, and access to, multiple loan programs, it expects to capitalize on its ability to provide niche products such as high-leverage land acquisition loans and equity lending through strategic alliances and our private client base. OneCap Mortgage will also originate corporate loans on an as-needed basis. OneCap Mortgage has also added a private client division, which is focused on trust deed investments and other real-estate-related loans or investments. The private client division pools private investor funds, and loans these funds on a short-term (generally one to three year term) basis to property investors, developers, and owners.

Property Division

OneCap's wholly owned subsidiary, OneCap Properties, was created to capitalize on value added real estate opportunities. The division's focus is to seek out and purchase real estate properties that management considers to have potential for enhanced appreciation. These purchases may include existing apartments, office buildings, retail, industrial, or to-be-built properties. Most properties will be purchased or built in conjunction with joint venture equity partners. The goal of the property division is to add long-term appreciating assets to the company's portfolio.

Competitive Advantages

The Company believes that it has a number of competitive advantages relative to its actual and potential competitors including:

           Full Service Solution. Determining the client's needs is the first step in providing the best solution for those needs. Company personnel are prepared to service the individual homebuyer and the large real estate developer. OneCap offers many types of real estate services from homebuyer representation, seller representation, land sales or purchases, commercial property purchases or sales, mortgage loans for homeowners, commercial mortgages, construction loans, land loans, mezzanine financing, development loans, and equity financing.

           Management believes that the Company has long-standing relationships with clients who have diverse real estate needs. The Company develops these relationships with clients by offering a single service and later expands the relationship by recommending and implementing strategies designed to meet the client's diverse real estate needs.

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

           Capitalizing on the Outsourcing Trend. Looking for the right company to provide real estate services can be time consuming and management intensive. OneCap's resources of lenders and work force assists the client in obtaining the best fit for financing its real estate project without wasting time searching for the necessary components.

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

           OneCap has provided mortgage services to homebuyers who purchased homes from a related entity, Pacific Homes ("PH"). Due to the existing services and operations already offered and in place, residential sales, buyer's representation and listings may be established relatively quickly and easily. The Company anticipates that Pacific Homes will not provide substantial revenue in the future and as a result OneCap is expanding into the homebuyer representation which includes both new and re-sale homes. Both PPD and PH are related entities through common ownership of one of the Company's stockholders and its former Chairman, Steven D. Molasky.

           Relationships with Key Suppliers. The company is currently negotiating and has negotiated with several key suppliers of financing products to offer various financial products to the Nevada market. The Company will also be advertising in select media that is limited by nature.

           Experienced Management Team. The members of OneCap's management team have a combined experience of approximately eighty years in brokering, managing, underwriting and investing in real estate.

Building upon its competitive advantages, the Company's objective is to provide real estate and financing brokerage services in the Southwestern United States. The Company's goal is to become a "one-stop-shop" service provider of all of its clients' real estate transaction needs in its focused target markets. To accomplish this objective, the Company has developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to establish recognition and acceptance of the OneCap concept. The Company's strategy includes the following key elements:

Provide and Maintain Quality Service

OneCap's plan is to penetrate the market with quality service and follow up with comprehensive coverage of each property. The Company believes it is essential that the clients feel they are being treated with the utmost care, urgency, and professionalism. All Company staff and personnel will be required to go through a continuing training program that teaches many of the skills needed for successful client relations and customer service. The Company believes its commitment to service will provide the Company with a competitive advantage in establishing and maintaining productive broker and correspondent relationships. Emphasis will be placed on the efforts of real estate brokers and loan officers to respond promptly and consistently on every loan submission and real estate service need.

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

Increase Market Penetration and Revenues in New and Established Markets

The Company plans a geographic expansion in the Southwest United States, but its initial focus has been in the Nevada markets. The Company, independently or in connection with a strategic acquisition or affiliation, intends to gain an initial foothold in each new target market with the Company's financing services, and then, over time, introduce all of the Company's services in that target market.

The Company believes that substantial opportunities exist in its target market, Nevada, both to attract new clients and increase its revenue from existing and potential clients. The Company also seeks to increase revenue from existing clients by increasing services available to those clients, aggressive advertising, and enhancements to its web site. The Company plans to increase revenue by introducing all of its services to each market it penetrates.

Introduce New Financing Products to Satisfy Client Needs and Reach New Clients

The Company believes its introduction of other financing products will offer the estate owners many other opportunities. By providing these products, the Company believes it can package services and product that will fill the need in the market for higher leveraged financing that will both satisfy existing clients and attract new clients. These services and products will provide many options for buyers and sellers alike, increasing the likelihood of closed transactions.

Maintain Underwriting Standards

The Company believes the experience of its underwriting staff, coupled with consistent application of its underwriting procedures and criteria, provide the infrastructure needed to manage and sustain the Company's growth, while maintaining the quality of loans originated. The Company's experience in underwriting department provides two significant competitive advantages: (1) ensuring that the Company's underwriting standards and subjective judgments required in the non-conforming market are consistently applied, thus enabling the Company to effectively implement a risk-based pricing strategy; and (2) providing the opportunity to expand underwriting activities beyond the Company's headquarters while maintaining consistent underwriting standards.

Bolster Internet Presence

OneCap's management believes that the Internet will allow it the opportunity to expand its traditional real estate and mortgage services by reaching new customers and introducing greater efficiencies to the real estate and mortgage process. The Company continues to develop and revise its website as a mechanism for the marketing and sale of residential and commercial real estate. The website includes photographs of properties available for sale, real estate reports on each property, and an electronic loan application form for residential loans. In addition, the website allows clients to electronically submit a commercial loan application for their financing needs. It is OneCap's intent to continually strive to provide ongoing upgrades to its website to incorporate advances in technology and provide features and advantages to facilitate ease and use for all of its clients.

Selectively Pursuing Strategic Alliances or Acquisitions

The Company intends to selectively pursue strategic alliance and acquisition targets to expand the Company's capability to serve clients. The expected benefits of such alliances and/or acquisitions include expanding and enhancing the Company's product and service offerings, broadening its geographic market coverage, and generating economies of scale. The Company will only pursue alliances and/or acquisitions which meet its standards for quality of service and are compatible with the Company's culture and business operations. Currently, the Company has not identified any acquisition targets or additional alliances.

Build Brand Equity

The Company believes that due to its focus in the Nevada market, it has created one of the leading brand names in its sector. The Company intends to aggressively market and advertise to enhance its brand recognition with consumers. The Company believes that strengthening brand awareness of the OneCap name among consumers is critical to attract buyers and sellers of real estate, increasing purchases and, in turn, increasing the size of OneCap's clientele base. The Company intends to advertise through traditional and non-traditional media such as local newspapers and industry-specific publications, as well as over the Internet.

Government Regulation

OneCap's real estate operations are subject to various federal, state, and local regulations. The Company must have an officer licensed as a real estate broker or it must associate with a broker licensed by each state in which the Company provides brokerage services. For example, each of the Company's employees that performs certain brokerage functions in the State of Nevada must be a Nevada-licensed real estate salesperson, and he or she must work under the supervision of a Nevada-licensed broker. In addition to these licensing requirements, certain state governmental entities, such as the Nevada Department of Real Estate, regulate the Company's brokerage operations by requiring its resident operative to be licensed. In various states, governmental entities license individual real estate auctioneers and/or administer various regulations governing their activities and may require that auctioneers post bonds.

The Company's mortgage brokerage operations are subject to the rules and regulations of the Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Federal National Mortgage Association ("FNMA"), Federal

Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") with respect to originating and processing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum interest rates. Moreover, lenders are subject to FNMA, FHA, FHLMC, GNMA and VA examinations at any times to assure compliance with the applicable regulations, policies and procedures. The Company's mortgage loan production activities are subject to the Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act also guarantees consumers a three day right to cancel certain credit transactions, including any refinance mortgage or junior mortgage loan on a consumer's primary residence. The Company also is required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with a name and address of the reporting agency. The Federal Real Estate Settlement Procedure Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the Company in an escrow account for the payment of taxes, insurance premiums or other charges. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

Copyright Media Transaction

Copyright Media Corporation, ("Copyright Media"), is an affiliated company owned by the two major shareholders of OneCap, Steven Molasky and Vincent Hesser, who is also the Chief Executive Officer of OneCap. In November 2002, the Company announced that it would distribute 2,250,000 shares of Copyright Media (the "CM Shares") to OneCap shareholders. On November 11, 2002, Copyright Media filed a registration statement with the Securities and Exchange Commission (the "SEC") to register the issuance of the CM Shares by OneCap. The registration statement is currently being reviewed by the SEC, and had not been declared effective as of October 10, 2003. Upon effectiveness of the registration statement, Copyright Media will issue to OneCap 2,250,000 CM Shares in satisfaction of a loan from OneCap. The Company will then issue the CM Shares to the Company's shareholders in a share dividend distribution. Each shareholder of OneCap will receive one CM Share for each four (4) shares of OneCap stock held as of the record date. The transaction cannot occur unless and until the registration statement is declared effective by the SEC.

           About Copyright Media

Copyright Media is a media and advertising company geared toward lifestyle, home improvement, interior design and real estate related subject matter. Copyright Media's market is presently focused upon communities located throughout Southern Nevada. Copyright Media publishes and distributes a print magazine entitled "Around Your Home" and produces a cable and broadcast television show of the same name that airs locally throughout the state of Nevada. Copyright Media's revenue is derived primarily from advertisers seeking print, television, internet and direct mail marketing and advertising services. Copyright Media publishes original subject matter related to home improvement and real estate content through traditional print media, local television and various websites, and maintains and operates the website www.allthatwork.com, designed to provide useful content for homeowners interested in home improvement tips, advice and guidance. Copyright Media also operates an internet website design and hosting service, ATWHost and offers its services to home improvement contractors, real estate professionals, builders, developers, and other related commercial clients seeking an internet presence. Copyright Media's various media channels allow it efficient access to its advertising client's target market base.

Presently, prior to the spin-off transaction, Copyright Media has 9,000,000 common shares issued and outstanding. Giving effect to the consummation of the spin-off of shares to OneCap shareholders, it will have 11,250,000 shares of $0.001 par value common stock issued and outstanding following the spin-off.

EMPLOYEES AND CONSULTANTS

Employees

At June 30, 2003, the Company had 20 full-time employees and had 49 independent real estate agents affiliated with the Company. Of the Company's full-time employees, 5 were engaged in real estate brokerage and realty administration, 9 were engaged in lending and finance, and 6 were engaged in corporate business development, corporate business administration and accounting/treasury. The Company relies on its employees to perform business administrative functions, internal related party transactions, lending functions, and business development, but relies on its independent real estate agents to perform real estate transactions. The Company believes its relationship with its employees is good.

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

On July 27, 2000, the Company approved a stock option plan with the goal of motivating its employees. The Company has allocated up to 1,250,000 shares of common stock that may be granted under the stock option plan. The purchase price for the shares covered under each option will be no less than 100% of the fair market price per share of our stock on the date the option is granted. However, if the option is granted to a person owning more than 10% of our voting stock, the option can be converted at no less than 110% of the fair market price per share on the date the option is granted. As of June 30, 2003, a total of 507,500 options had been granted, of which 340,500 are vested and exercisable.

BUSINESS RISKS

Short Operating History of OneCap Provides Limited Basis for Evaluating Future Prospects.

The Company was incorporated on June 7, 1999, to become a full-service real estate firm providing comprehensive services to real estate owners, buyers, tenants, and investors. The Company has a limited operating history on which to evaluate its business and prospects. The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies entering dynamic markets such as the real estate and mortgage markets. The risks for the Company include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in volume of real estate transactions in the Company's principal markets, the acceptance of the Company's services, the effective ability to broker real estate and mortgage products and services, and the management of growth. There can be no assurance that the Company will be successful in attracting a sufficient number of clients on a sustainable basis. The failure to do so could result in loss of revenue, persistent losses, and depletion of cash reserves and other material assets.

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

o higher interest rates, higher loan costs, less desirable loan terms, and a reduction in the availability of mortgage loans and mezzanine financing which could limit the Company's ability to acquire and dispose of real estate assets; and

o a decrease in the availability of lines of credit and other sources of capital used to purchase real estate investments and mortgage lending.

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

o    tenant representation;

o    financing services, including construction and development lending; and

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

OneCap Revenues Depend Disproportionately on the Nevada Market.

The Company's initial business activities are concentrated in the Nevada real estate market. Consequently, OneCap's business, results of operations, and financial condition are dependent upon general trends in the Nevada economy and its real estate market. The Nevada economy may experience a local recession that may be accompanied by a sustained decline in the value of Nevada real estate. Real estate market declines may become so severe that the market value of the properties securing loans may be significantly less than the outstanding balances of those loans, and real estate market declines may negatively affect the Company's ability to sell property at a profit. The existence of adverse economic conditions or the occurrence of natural disasters in Nevada could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

OneCap May Expend Substantial Resources on Growth Strategy Implementation.

The Company may experience a significant expansion of its business along with the growth in its customer base and market opportunities. The Company's expansion could place a significant strain on the Company's management, operational, and financial resources. There can be no assurance that the Company's planned personnel, systems, procedures and controls would be adequate to support the Company's future operations, that management would be able to hire, train, retain, motivate and manage required personnel or that the Company's management would be able to identify, manage, and exploit existing and potential market opportunities.

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

Officers and Directors of OneCap May Have Substantial Conflict of Interest.

Steven D. Molasky, the former Chairman of the Board of Directors of OneCap and a major shareholder, may have substantial conflicts of interest. Mr. Molasky owns and operates a substantial real estate development company, PPD. OneCap provides business services to PPD on an ongoing basis, which provides substantial business and revenue to OneCap but may also pose potential conflicts arising from investments in competing real estate properties. Conflicts may also arise in the event OneCap is requested to invest in PPD projects. However, in no event will any investment be at less than fair market, third party terms. Also see "Certain Relationships and Related Transactions."

ITEM 2. PROPERTIES

Our corporate offices are located at 5440 West Sahara Avenue, 3rd Floor, Las Vegas, NV 89146. On October 1, 2002, our subsidiary, 5440 W. Sahara LLC, entered into a lease agreement for approximately 38,500 square feet of office space, ending October 1, 2006. The lease payments totaled $25,000 per month through the first six months, $35,000 per month for the next 6 months, and will total $41,667 per month through the remainder of the lease, with an option to purchase the building after twelve months. The Company subleases one floor of the building, approximately 13,480 square feet, on a lease agreement entered into October 1, 2002, expiring in five years, with monthly payments of $24,972, and the remainder of the space is subleased to other tenants. The Company has subleased approximately 1,600 square feet of its facilities to an affiliated company, Copyright Media Corporation, under the same terms and conditions as the Company's lease terms. The Company believes that its facilities will be adequate for its operations in the next few years.

Pacific Hilltop 2, LLC, owned 60% by OneCap Properties, a wholly owned subsidiary, and a consolidated subsidiary, owns a commercially zoned 3.92 acre property located in Henderson, Nevada. The Company plans to develop and lease commercial retail property on the site. A site plan has been developed for the property and the Company's leasing agents are currently marketing the property to potential tenants.

During the current fiscal year, Pacific Stonegate Nevada, LLC and subsequently Harbors VV, LLC owned and operated a well-established 172-unit apartment complex in Las Vegas, Nevada. The property was sold to a third party on June 30, 2003, for a total of $9,460,000 in cash and a note.

The Company's wholly owned subsidiary, OneCap Properties, completed the purchase of an approximate $22 million retail property this fiscal year. The property is located on Las Vegas Boulevard and Convention Center Way and is triple net leased to Walgreen Co. for a minimum twenty-year term ending in the year 2020.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) OneCap's Common Stock, par value $0.001 per share, was cleared for trading on the OTC Bulletin Board (OTCBB) under the ticker symbol "ONCP" on March 20, 2001. The following table sets forth the monthly high and low prices for the Company's Common Stock on the OTCBB for the current fiscal year by quarter to June 30, 2003:



       Date                              HIGH                  LOW
                                  -------------------- ---------------------
Jul 1-Sep 30, 2002                       0.85                  0.27
Oct 1-Dec 31, 2002                       0.76                  0.40
Jan 1-Mar 31, 2003                       0.65                  0.40
Apr 1-Jun 30, 2003                       1.01                  0.55

OTCBB quotations of OneCap's Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

(b) HOLDERS

On June 30, 2003, there were approximately 146 stockholders of record of the Company's Common Stock.

(c) DIVIDENDS

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

(d)  OPTION PLANS

The following table sets forth information about the Company's equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the specified plan.

------------------------------ -------------------------------- --------------------------------- --------------------------------
                                 Number of securities to be     Weighted average exercise price   Number of securities remaining
                                   issued upon exercise of          of outstanding options,        available for future issuance
                               outstanding options, warrants,         warrants, and rights        under equity compensation plans
Plan Category                            and rights
------------------------------ -------------------------------- --------------------------------- --------------------------------
Equity compensation plans
approved by shareholders                          0             $                              0                                0
------------------------------ -------------------------------- --------------------------------- --------------------------------
Equity compensation plans not
approved by shareholders*                   507,500             $                           1.00                          742,500
------------------------------ -------------------------------- --------------------------------- --------------------------------
Total                                       507,500             $                           1.00                          742,500
------------------------------ -------------------------------- --------------------------------- --------------------------------

* The Company adopted its 2002 Stock Option Plan prior to becoming a publicly traded company.

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

OVERVIEW
The Company's single-source business model represents an attractive way for both commercial and residential customers to maneuver through the complex real estate and financing process in a time-efficient, cost-effective manner. During the next year, OneCap plans on expanding its client base to obtain suitable revenue growth by consistently focusing on each of its four main areas of business:
Commercial Realty, Commercial Financing, Residential Realty, and Residential Financing. Currently, the Company maintains offices in Las Vegas, Nevada, and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products, and obtaining the ability to provide services in other markets. The Company's goal is to focus its efforts in each division into transactions that should provide enhanced revenue yield on the future transaction volume. The Company has also begun operations related to private trust deed investing in its Commercial Finance division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. The Company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets through its subsidiary, OneCap Properties.

The Company plans a geographic expansion in the Southwest United States, but its initial focus remains in the Nevada markets. The Company, independently or in connection with a strategic acquisition or affiliation, intends to gain an initial foothold in each new target market with the Company's financing services, and then, over time, introduce all of its services in that target market. Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Real estate markets vary in each region and local knowledge of a real estate market is essential to prudent business. The Company currently plans in most cases to affiliate with local real estate agents, developers, lenders, and real estate professionals who are believed to have substantial familiarity with the markets into which the Company is expanding. It is not possible at this time to predict if the Company will be successful in this effort. Any difficulties encountered by the Company in this regard could slow down its expansion plans. OneCap is aimed at developing long-term strategic relationships, concentrating on value-added client servicing and addressing customers' all-inclusive real estate needs. High-margin, value added services include assisting clients through the real estate process, including acquisition, entitlement and planning, financing, development, leasing, and disposition. These client relationships could provide greater market penetration in both existing and developing sales channels. The company is also currently developing many individual relationships through its private client group in anticipation of funding several private loans during the coming year to investors and developers.

OneCap has invested in the technology and personnel that enables the Company to expand its market reach without the capital investments required for brick and mortar office space. The Company's website is its primary technology focus - from lead generation to marketing. The website offers one-stop shopping for all real estate and associated financial transactions. The Company anticipates that its state-of-the-art computer system for back-end operations including accounting, tracking files, internal systems, and Multiple Listing Service will remain sufficient for future operations. OneCap plans to continue investing in training programs for its independent realtors focusing on the advantages, uses, and marketing benefits of having their business computerized with the new age.

The Company is embarking on an aggressive advertising, public relations and on-line marketing campaign designed to create awareness of its single-source approach to real estate and finance.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2003 and 2002

Revenues

The Company's revenues totaled $5,446,033 for the current fiscal year ended June 30, 2003, a 137% increase compared to $2,299,458 for the fiscal year ended June 30, 2002. Revenues for the current fiscal year were $1,045,752, from 197 realty transactions, $1,277,479 from 89 mortgage transactions, $82,125 from one related party realty transaction, $387,969 from 13 related party mortgage transactions, $2,596,488 from rental revenues, and $56,220 in mortgage service fee revenue. During the prior fiscal year ending June 30, 2002, revenues were $900,144, from 193 realty transactions, $283,235 from 81 mortgage transactions, $198,252 from 3 related party realty transactions, $803,074 from 15 related party mortgage transactions, $99,105 from rental revenues, and $15,648 in mortgage service fee revenue. Realty revenues increased $145,608, or 16% in fiscal year 2003; mortgage revenues increased $994,244, or 351%; related party realty revenues decreased $116,127, or 59%; related party mortgage revenues decreased $415,105, or 52%; service fee revenue increased $40,572, or 259%; and rental revenues increased $2,497,383, or 2,520%.

A substantial increase in revenues is attributable to the acquisition of rental real estate property. Although the number of core realty transactions has only increased by 2%, the net revenue from those transactions have increased this year by 16%. The mortgage operations have also had similar increases; the number of transactions have only increased by 10%, but the revenues generated from those transactions have increased 351%. This has been primarily due to the focus of operations to commercial private lending in 2003, compared to a focus of residential lending in 2002. There are also fewer related party transactions during the current fiscal year as compared to the prior year, as the company continues to focus on outside third party business. A substantial portion of revenues resulted from related party transactions from affiliated real estate development companies. Those related party gross revenues totaled $470,094 and $1,001,326 in the fiscal years 2003 and 2002, respectively, before commission expense.

Expenses

Operating expenses totaled $4,749,761 this year compared to $2,478,639 in the last fiscal year, a 92% increase. Commission expense totaled $686,695, compared to $643,580 in the prior year, an increase of $43,115, or 7% from the prior year due to increased volume of loan fees and commission revenues. Rental expenses related to leased real property the company owns was $1,005,414 this year, compared to $56,326 in the prior year, an increase of $949,088 due to a substantial increase of property owned and leased during the current year. General and Administrative expenses totaled $2,537,485 in the current fiscal year, a 48% increase compared to $1,718,453 last year. The increase resulted from higher expenses due to higher volume, additional staffing, and implementation of advertising and promotions programs. Depreciation and amortization also increased to $411,667 this year from $60,280 last year, again due to an increase in property owned by the Company.

Income (Loss) from Operations

Income from operations totaled $696,272 this fiscal year compared to a loss of $179,181 in the prior year ended June 30, 2002. Two key factors helped to provide this change: (1) an increase in loan fees and commissions generated; and
(2) an increase in real estate owned, resulting in an increase in rental revenue and operations.

Other Income and Expense

Interest and other income generated this year totaled $444,619 compared to $113,546 last year, an increase of $331,073. This was attributable to higher balances and therefore investment earnings on cash, investments in loans, and investment in mortgage loans on real estate. Interest expense totaled $1,784,562 this year compared to $55,781 last year, an increase of $1,728,781. This increase was primarily due to an increase of real estate purchased by the company financed with loans secured by the real property.

Gain on sale of real estate totaled $1,523,249 from the sale of real property for the year ended June 30, 2003.

Net Income

Net income before tax totaled $879,578 for the year ended June 30, 2003, compared to a net loss of $121,167 in the prior fiscal year. Net income after tax was $569,439, or $0.06 per share, compared to net loss of $86,867, or $0.01 per share in the prior fiscal year. The weighted average number of shares outstanding were 8,846,810 and 8,804,806 in the years ended June 30, 2003 and 2002 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. At the end of June 30, 2003, the Company had cash on hand of $4,059,184, compared to $445,016 the prior June 30, 2002. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months.

QUARTERLY FLUCTUATIONS

As of June 30, 2003, the Company has engaged in a substantial number of third party transactions and related party transactions resulting in significant revenue for the latest fiscal year. Although the Company's plan is to ramp up the number of transactions from year to year, the real estate business is cyclical, and very dependent on client relationships and the regional economy. The Company's revenues to date have also resulted from many single, high revenue generating, transactions. The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including consumer and client home buying patterns, changes in Nevada's commercial and residential real estate economy, addition or deletion of strategic alliances or business development milestone achievements, greater or fewer related party transactions, and changes resulting in competitive pricing structures.

ITEM 7. FINANCIAL STATEMENTS

Independent auditors' report                                              F-1

Financial Statements:
           Consolidated balance sheet                                     F-2
           Consolidated statements of operations                          F-3
           Consolidated statements of changes in stockholders' equity     F-4
           Consolidated statements of cash flows                          F-6
Notes to consolidated financial statements                                F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Effective August 19, 2003, the Company replaced Bradshaw, Smith & Co., LLP with Beckstead and Watts LLP as its independent auditors. During the period from July 1, 2002 through August 19, 2003, there were no disagreements with Bradshaw, Smith & Co., LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Bradshaw, Smith & Co., LLP would have caused Bradshaw, Smith & Co., LLP to make reference to the matter in their report.

ITEM 8A.        CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Listed below are the Company's directors whose terms expire at the next annual meeting of the shareholders. Set forth below is also certain information concerning the executive officers and key employees of the Company, including the business experience of each during the past five years.


                      NAME                       AGE                                           POSITION
         ------------------------------- --------------------- ---------------------------------------------------------------
         Steven D. Molasky                        51           Former Chairman of the Board of Directors
         Vincent W. Hesser                        37           President, Chief Executive Officer and Director
         Heidi Williams                           36           Assistant Vice President - Mortgage Operations
         Eric Bordenave                           41           Vice President - Broker
         Tammy Hardcastle                         45           Secretary and Treasurer, Chief Financial Officer
         Antony M. Santos                         38           Director
         ------------------------------- --------------------- ---------------------------------------------------------------

Steven D. Molasky, Former Chairman of the Board of Directors - Mr. Molasky has extensive experience in the real estate development business dating back to the late 1960s. Through his various companies, including Pacific Homes and PPD, Mr. Molasky has developed (i) homes and condominiums, (ii) apartment complexes, and
(iii) distribution and industrial product, master-planned communities, retail shopping centers and high rise office buildings.

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

Mr. Molasky has served as a founding member and past chairman of the Nevada Institute for Contemporary Art; been appointed by the Clark County Commission as a director and board member of the McCarran Arts Advisory Council; and been appointed by the Nevada Legislature as a board member of the Nevada Nuclear Projects Commission. Mr. Molasky also serves as a trustee/director of the University of Nevada, Las Vegas Foundation, and is a member of the Young President's Organization. Mr. Molasky stepped down from his position as Chairman of the Board on August 14, 2003.

Vincent W. Hesser, President, Chief Executive Officer and Director - Mr. Hesser's areas of responsibility include coordinating the development of corporate policies, goals and objectives relative to company operations, lender and investor relations, and financial performance and growth. Mr. Hesser oversees the Company's daily operations and business affairs to ensure that its business objectives are achieved. During his tenure as a finance executive at PPD (1992-1999), Mr. Hesser obtained project equity and debt financing for various real estate projects, and he oversaw the build-out of housing, apartment, and commercial real estate projects.

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

Mr. Hesser is a graduate of Southern Utah University (Class of 1990) and earned his Master of Accountancy degree, summa cum laude and with high distinction. He has obtained his CPA Certificate and also holds a general contractors' license in the State of Nevada. Mr. Hesser accepted the position of Chairman of the Board on August 14, 2003.

Heidi Williams, Assistant Vice President - Mortgage Operations - With almost ten years mortgage lending experience, specializing in new home finance, Ms. Williams brings with her a tremendous knowledge of all aspects of mortgage lending.

Ms. Williams is responsible for the daily operations of the residential mortgage finance division of OneCap. These duties include overseeing the origination, processing, pre-underwriting and closing of all mortgage loans. Currently OneCap originates FHA, VA, Conventional and Jumbo loans that are sold "servicing released" to a select number of institutional investors. OneCap utilizes a wide array of technology in its daily business, using the state of the art MortgageWare TC System as well as the Fannie Mae and Freddie Mac automated underwriting systems, DU and LP.

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

Tammy Hardcastle, Treasurer, Chief Financial Officer - Ms. Hardcastle is responsible for the day-to-day accounting at OneCap. Ms. Hardcastle, as well has been involved in the document preparation for the SEC filings of a public company, as well as preparing publicly filed quarterly 10-QSB reports and annual 10-KSB reports.

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

Ms. Hardcastle holds a Bachelor degree in Accounting from the University of Nevada, Las Vegas.

Antony M. Santos, Director - Mr. Santos, who was appointed a director of OneCap on September 8, 2003, is an attorney licensed with the State of Connecticut. He serves as General Counsel with NevWest Securities Corporation, d.b.a. OneCap Securities. Mr. Santos' focus is in securities and corporate law. His professional career began with an emphasis on commercial law and taxation, particularly international aspects of U.S. income taxation and cross-border commercial transactions. In 1996, he worked with the international law firm of Barros, Sobral & Gomes at their offices in Lisbon, Portugal. There, he cultivated a familiarity with European Union law and multinational commerce and privatization projects in emerging markets including Brazil, Mozambique, and Portugal. In conjunction with his work in Lisbon, Mr. Santos also worked with Madeira Fiducia, an offshore tax consultancy firm in Funchal, Madeira. Subsequent to his work overseas, Mr. Santos worked with the law firm of Fazzano, Tomasiewcz, & Dewey in Hartford, Connecticut from 1996-1998. His work there included litigation and trial work, particularly involving corporate fraud and fiduciary issues. He joined NevWest Securities Corporation in April, 1999 as General Counsel and has worked with NevWest since then. Mr. Santos received his education at the University of Connecticut as both an undergraduate and graduate student in the Department of Economics undergraduate and masters programs. He received his J.D. degree at the University of Connecticut, School of Law. Mr. Santos served in the United States Marine Corps 4th Marine Expeditionary Brigade. He is a combat veteran of Desert Shield/Storm and participated in Operation Eastern Exit in Mogadishu, Somalia. In the course of this service, Mr. Santos earned the Kuwait Liberation Medal, Southwest Asia Medal, a Naval Unit Commendation, two Combat Action Ribbons, a Military Service Humanitarian Award and a Good Conduct Medal. Mr. Santos presently holds the following securities licenses: Series 7, 24, and 63.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms that they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended June 30, 2003, the Company is aware of the following untimely filings:

              Mr. Hesser received 75,000 options in July 2002 and 25,000 options in February 2003. Additionally, Mr. Hesser received 20,000 shares of the Company's common stock through a legal settlement in December 2002. These transactions will be reported on a Form 5 to be filed.

              Ms. Williams received 15,000 options in February 2003. This transaction will be reported on a Form 5 to be filed.

              Mr. Bordenave received 2,500 options in October 2002 and 25,000 options in February 2003. This transaction will be reported on a Form 5 to be filed.

              Ms. Hardcastle received 10,000 options in February 2003. This transaction will be reported on a Form 5 to be filed.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTORS' MEETINGS AND COMPENSATION

The Company's operations are managed under the broad supervision of the Board of Directors, that has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. The Board members and executives serving as board members had no compensation unless listed below under "compensation of executive officers" during the fiscal year ended June 30, 2003.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table provides certain summary information concerning compensation paid or accrued during the last fiscal year to the Company's President and Chief Executive Officer and to each of the paid executive officers and key employees of the Company, determined as of the end of the last three fiscal years (the "Named Executive Officers"):

                                                            Annual Compensation                         Long Term Compensation
---------------- ---------------------- --------------------------------------------------------- ---------------------------------


    Name of      Position with Company  Fiscal         Salary            Bonus        Other            Awards           All Other
  Individual                              Year                                                                        Compensation
---------------- ---------------------- --------- ----------------- ------------- --------------- ----------------- ---------------
Steven D.        Chairman of the          2001              0                 0         0                0                  0
Molasky          Board of Directors       2002              0                 0         0                0                  0
                 (1)                      2003              0                 0         0                0                  0

Vincent W.       President, Chief         2001         56,250                 0         0                0                  0
Hesser           Executive Officer        2002        200,000                 0         0                0                  0
                 and Director (1)         2003        200,000            14,763         0                0                  0

Heidi Williams   Vice President -         2001         52,500             6,600         0                0                  0
                 Mortgage Operations      2002         55,000             3,300         0                0                  0
                                          2003         71,154            21,946         0                0                  0

Eric Bordenave   Vice President -         2001         90,000            10,000         0                0                  0
                 Broker                   2002         90,000            15,445         0                0                  0
                                          2003         90,000                 0         0                0                  0

Tammy            Secretary and            2001         6,000                  0         0                0                  0
Hardcastle       Treasurer (1)            2002         24,000                 0         0                0                  0
                                          2003         93,077             7,500         0                0                  0
---------------- ---------------------- --------- ----------------- ------------- --------------- ----------------- ---------------

(1) Mr. Vincent W. Hesser had current total annual salary compensation of $175,000 from OneCap as President, CEO, and Director beginning April 1, 2001, and was paid a total of $12,500 during the period July 1, 2000 to March 31, 2001. Ms. Tammy Hardcastle had a total annual salary compensation of $24,000 from OneCap as Secretary and Treasurer beginning April 1, 2001 through June 30, 2002. Mr. Molasky, Mr. Hesser, and Ms. Hardcastle also were employed and compensated by various affiliated companies over the years ended 2001, 2002, and 2003.

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

The following Option/SAR Grants Table sets forth the individual grants of stock options made in fiscal 2003 to the Company's Executive Officers, Directors and key employees named in the Summary Compensation Table above.

                    Option/SAR Grants in the Last Fiscal Year
                               (Individual Grants)

              Name    Shares Underlying Options    % of Total Options Granted       Exercise Price        Expiration Date
                               Granted                   in Fiscal 2003              ($ per share)
--------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Steven Molasky                    0                               -                       -                      -
--------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Vincent Hesser                 100,000                        40.1%                     $1.00                    *
--------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Heidi Williams                  15,000                         6.0%                     $1.00                01/01/07
--------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Eric Bordenave                  27,500                        11.0%                     $1.00                    *
--------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Tammy Hardcastle                10,000                         4.0%                     $1.00                01/01/07
--------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Antony M. Santos                  0                               -                       -                      -
--------------------- --------------------------- ------------------------------ ---------------------- ---------------------


Each of these options vest in full and are exercisable on January 1, 2004, except for 25,000 options granted to Mr. Hesser, and 2,500 options granted to Mr. Bordenave, which are vested and exercisable as of the current date.

* The expiration date of these options are 75,000 granted to Mr. Hesser expire 7/23/07; 25,000 granted to Mr. Hesser and 25,000 granted to Mr. Bordenave expire 01/01/07; and 2,500 granted to Mr. Bordenave expire 10/22/12.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 2003, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, key employees and by all officers, directors, and key employees as a group. Currently, there are 8,941,518 shares issued and outstanding of the Company's Common Stock. The named beneficial owner has, to the Company's knowledge, sole voting and investment power with respect to the shares listed as owned by such owner.

                         Common Stock Beneficially Owned

          Name of Beneficial Owner                         Number of Shares                             % of Class
--------------------------------------------- ------------------------------------------- ----------------------------------------

Steven D. Molasky                                           5,060,000                                   56.59%
3111 S. Maryland Parkway
Las Vegas, NV 89109

Vincent W. Hesser                                           2,186,500 (1)                               23.85%
5440 W. Sahara Ave, 3rd Floor
Las Vegas, NV 89146

Eric Bordenave                                                113,700 (2)                                1.48%
5440 W. Sahara Ave, 3rd Floor
Las Vegas, NV 89146

Heidi Williams                                                  5,000 (3)                                0.06%
5440 W. Sahara Ave, 3rd Floor
Las Vegas, NV 89146

Tammy Hardcastle                                               10,000 (4)                                0.11%
5440 W. Sahara Ave, 3rd Floor
Las Vegas, NV 89146

Antony M. Santos                                               20,100 (5)                                0.22%
5440 W. Sahara Ave, 2nd Floor
Las Vegas, NV 89146

All Officers and Directors as a Group                       2,280,300                                   24.84%
(5 Persons)
--------------------------------------------- ------------------------------------------- ----------------------------------------

(1) Includes 1,961,500 shares of common stock and 225,000 options presently exercisable. Does not include options to purchase 25,000 shares which are not exercisable now or within 60 days.

(2) Includes 56,200 shares of common stock and 77,500 options presently exercisable. Does not include options to purchase 25,000 shares which are not exercisable now or within 60 days.

(3) Includes 2,500 shares of common stock and 2,500 options which are presently exercisable.

(4) Includes 10,000 options which are presently exercisable. Does not include options to purchase 10,000 shares which are not exercisable now or within 60 days.

(5) Includes 10,200 shares held by NevWest Securities Corp., of which Mr. Santos has an approximate 10% ownership interest.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

Related Party Transactions

During the current fiscal year, the Company entered into several transactions in which the buyer, seller, or borrower was controlled by a related party (owned or a majority owned by OneCap's directors, officers, or employees). The following table outlines these related party transactions in which the Company has engaged during the Company's current fiscal year ending June 30, 2003:


----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
 Payment Amount     Transaction      Revenue %    Transaction Type                Details                    Entity
                       Volume
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $25,000       $18,500,000         1.35%  Mortgage Broker   OneCap procured a construction          Pacific
                                                        Fee         loan for a related entity            Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $82,125       $21,900,000        0.375%    Real Estate     OneCap obtained a real estate        3025 LVBS LLC
                                                     Commission     commission for a related entity
                                                                    purchase
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $31,300          $990,000         3.16%  Mortgage Broker   OneCap procured a land loan for a      Lake Mead
                                                        Fee         related entity                        Horizon LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $15,500          $750,000         2.07%  Mortgage Broker   OneCap procured a land loan for a      Lake Mead
                                                        Fee         related entity                        Horizon LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $12,500          $600,000         2.08%  Mortgage Broker   OneCap procured a land loan for a      Lake Mead
                                                        Fee         related entity                        Horizon LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $45,500        $1,500,000         3.03%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $55,500        $1,100,000         5.05%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $53,500        $2,650,000         2.02%  Mortgage Broker   OneCap procured a land loan for a       Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $60,500        $2,000,000         3.03%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
          $6,200        $1,240,000         0.50%  Mortgage Broker   OneCap extended a loan for a           Lake Mead
                                                        Fee         related entity                        Horizon LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $27,870          $929,000         3.00%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $52,499        $1,771,000         2.96%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
          $2,100               n/a                  Reconveyance    OneCap miscellaneous fees earned      Various (2)
                                                        Fees        from a related entities
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
        $470,094       $53,930,000         0.87%                    Total Related Party Revenues
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------

         $78,558        N/A             N/A         Sublease by     OneCap subleased some of its            Pacific
                                                     OneCap to      existing space to a related          Properties LLC
                                                      Pacific       company at the same lease terms
                                                     Properties     provided to OneCap
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
          $8,736        N/A             N/A         Sublease by     OneCap subleases some of its           Copyright
                                                     OneCap to      existing space to a related              Media
                                                  Copyright Media   company at the same lease terms       Corporation
                                                                    provided to OneCap
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------

During the year ended June 30, 2003, the Company sold $3,863,357 in loans to the OneCap Real Estate Fund 1, LLC pursuant to the terms of the operating agreement of the Fund which permits the Fund to acquire loans from the Company. The Company sold the loans at face value and did not recognize any gain or loss from the transactions. The manager of the Fund is OneCap Partners LLC, an affiliated company owned by OneCap's directors and officers.

During the year ended June 30, 2003, the Company originated mortgage home loans totaling $835,127 to Company employees, officers, directors, and family members.

During the year ended June 30, 2003, the Company, its officers, directors, employees, or family members, had minority profit participation positions in five borrowers that originated loans with the Company.

ITEM 13. EXHIBITS AND REPORTS

(a) Exhibits. The exhibits as indexed below are included as part of this annual report on Form 10-KSB.


EXHIBIT INDEX

The following documents are incorporated herein by reference:

---------------- -------------------------------------------------------------------------------------- ---------------------
Exhibit Number   Description                                                                            Page Number and
                                                                                                        Filing Method
---------------- -------------------------------------------------------------------------------------- ---------------------
1.1              Placement Agent Agreement with NevWest Securities Corporation dated July 16, 2001      **
---------------- -------------------------------------------------------------------------------------- ---------------------
3.1              Articles of Incorporation of the Company filed June 7, 1999                            *
---------------- -------------------------------------------------------------------------------------- ---------------------
3.2              By-Laws of the Company adopted June 7, 1999                                            *
---------------- -------------------------------------------------------------------------------------- ---------------------
10.1             Sublease Agreement with Sierra Pacific Energy Corporation, dated July 9, 2000          *
---------------- -------------------------------------------------------------------------------------- ---------------------
10.2             Sublease Agreement with Pacific Properties and Development LLC, dated July 9, 2000     **
---------------- -------------------------------------------------------------------------------------- ---------------------
10.3             Promissory Note from Pacific Properties and Development LLC, dated June 28, 2001       **
---------------- -------------------------------------------------------------------------------------- ---------------------
10.4             Promissory Note with Bank of America, dated August 28, 2000                            **
---------------- -------------------------------------------------------------------------------------- ---------------------
31.1             Certification of President                                                             ***
---------------- -------------------------------------------------------------------------------------- ---------------------
31.2             Certification of Chief Financial Officer                                               ***
---------------- -------------------------------------------------------------------------------------- ---------------------
32.1             Certification of President and Chief Financial Officer under Section 906 of the        ***
                 Sarbanes-Oxley Act of 2002
---------------- -------------------------------------------------------------------------------------- ---------------------
99.1             Stock Option Plan adopted by the Board of Directors on July 27, 2000                   *
---------------- -------------------------------------------------------------------------------------- ---------------------

* Previously filed by the Company on Form 10-SB, filed with the Commission on August 24, 2000, File No. 000-31369.

** Previously filed by the Company with its 2001 Annual Report on Form 10-KSB, filed with the Commission on October 1, 2001.

***  Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

           The aggregate fees billed for the fiscal year ended June 30, 2003, for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 were $22,312.50.

           The aggregate fees billed for the fiscal year ended June 30, 2003, for professional services rendered by Bradshaw Smith & Co., LLP, for the review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 were $27,000. The aggregate fees billed for the fiscal year ended June 30, 2002, for professional services rendered by Bradshaw Smith & Co., LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2002 were $53,765.

(2) AUDIT-RELATED FEES

           The aggregate fees billed for the fiscal year ended June 30, 2003, for assurance and related services by Beckstead and Watts, LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2003 were $5,000. The services provided in connection with those fees were the Company's HUD audit.

           The aggregate fees billed for each of the fiscal years ended June 30, 2003 and 2002, for assurance and related services by Bradshaw Smith & Co., LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal years 2003 and 2002 were $5,255 and 6,175, respectively. Services included special audit and compliance procedures required by Governmental audit standards and filings for HUD Type II Loan Correspondents and the State of Nevada for first trust deed services, and client assistance with preparation of June 30, 2003, audit performed by other principal auditor.

(3) TAX FEES

           The aggregate fees billed for each of the fiscal years ended June 30, 2003 and 2002, for professional services rendered by Bradshaw Smith & Co., LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $5,927 and $8,680, respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

           The aggregate fees billed in each of the fiscal years ended June 30, 2003 and 2002, for products and services provided by Bradshaw Smith & Co., LLP, other than those services reported above, for those fiscal years were $6,407 and $1,427, respectively. Services provided included research regarding state regulations, corporate matters, and analysis of compensation packages.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

           Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

           Not applicable.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONECAP


                                          By /s/ Vincent W. Hesser
                                          Vincent W. Hesser
                                          President and Chief Executive Officer

Date:  October 13, 2003

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Vincent W. Hesser               Director, President, CEO    October 13, 2003
---------------------------------
Vincent W. Hesser
(Principal Executive Officer)


/s/ Tammy Hardcastle                Chief Financial Officer     October 13, 2003
---------------------------------
Tammy Hardcastle
(Principal Accounting Officer)

                                     OneCap

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                        FOR THE YEAR ENDED JUNE 30, 2003




                            BECKSTEAD AND WATTS, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

BECKSTEAD AND WATTS, LLP
Certified Public Accountants
                                                   3340 Wynn Road, Ste. B
                                                  Las Vegas, Nevada 89102
                                                        702.257.1984 tel.
                                                         702.362.0540 fax

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of OneCap
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet and computation of adjusted net worth of OneCap and Subsidiaries as of June 30, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of OneCap as of June 30, 2002 were audited by other auditors whose report dated August 21, 2002, expressed an unqualified opinion on the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OneCap and Subsidiaries as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated October 10, 2003 on our consideration of OneCap's internal control structure over financial reporting and our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying supplemental information is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


/s/ Beckstead and Watts, LLP

October 10, 2003

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
OneCap
Las Vegas, Nevada


                  We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of OneCap and subsidiaries for the year then ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of OneCap and subsidiaries for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/BRADSHAW, SMITH & CO., LLP





August 21, 2002
Las Vegas, Nevada

OneCap
Consolidated Balance Sheet
June 30, 2003






       ASSETS
Cash                                                                                        $              4,059,184
Restricted cash (Note 2)                                                                                     150,000
Accounts receivable (net of allowance of $8,385)                                                             334,592
Notes and loans receivable - related party (Note 3)                                                          299,372
Notes receivable (Note 5)                                                                                  6,998,695
Investment in mortgage loans on real estate (Note 6)                                                       1,569,886
Investment in loans (Note 7)                                                                               5,400,000
Real estate held for development and sale (Note 8)                                                         1,797,867
Investments                                                                                                  295,997
Other assets                                                                                                 316,864
Property and equipment:
   Operating real property                                                                                22,300,424
   Other property and equipment                                                                              296,988
   Less accumulated depreciation                                                                            (218,703)
                                                                                            -------------------------
      Net Property                                                                                        22,378,709
                                                                                            -------------------------

                                               Total assets                                 $             43,601,166
                                                                                            =========================




           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                                      $                940,229
Income taxes payable                                                                                         357,039
Notes payable (Note 10)                                                                                   38,341,385
                                                                                            -------------------------

                                               Total liabilities                                          39,638,653
                                                                                            -------------------------

Commitments and contingencies (Note 20)                                                                            -

Minority interest (Note 15)                                                                                1,896,870
                                                                                            -------------------------

Stockholders' equity
Preferred stock, $.001 par value; 5 million shares authorized,                                                     -
   no shares issued and outstanding
Common stock, $.001 par value; 20 million shares authorized,                                                   9,022
   9,021,618 shares issued and outstanding
Additional paid-in capital                                                                                   704,808
Retained earnings                                                                                          1,414,989
Less treasury stock - 80,100 shares at cost                                                                  (63,176)
                                                                                            -------------------------

                                               Total stockholders' equity                                  2,065,643
                                                                                            -------------------------

                                               Total liabilities and stockholders' equity   $             43,601,166
                                                                                            =========================

   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Operations
For the years ended June 30, 2003 and 2002



                                                                                           For the year ended June 30,
                                                                                -------------------------------------------------
                                                                                          2003                      2002
                                                                                -------------------------------------------------

Revenues
      Loan fees and commission revenue                                          $            2,323,231    $            1,183,379
      Loan fees and commission revenue - related parties (Note 3)                              470,094                 1,001,326
      Service fee revenue (Note 3)                                                              56,220                    15,648
      Rental revenue                                                                         2,596,488                    99,105
                                                                                -----------------------   -----------------------
                   Total revenues                                                            5,446,033                 2,299,458
                                                                                -----------------------   -----------------------

Expenses
      Commission expense                                                                       686,695                   643,580
      Public relation and consulting expense                                                   108,500                         -
      Rental expenses                                                                        1,005,414                    56,326
      General and administrative expenses (Note 3)                                           2,537,485                 1,718,453
      Depreciation and amortization                                                            411,667                    60,280
                                                                                -----------------------   -----------------------
                   Total expenses                                                            4,749,761                 2,478,639
                                                                                -----------------------   -----------------------

                   Income (loss) from operations                                               696,272                  (179,181)

Other income (expense)
      Interest and other income (Note 3)                                                       444,619                   113,546
      Interest expense (Note 9)                                                             (1,784,562)                  (55,781)
      Gain on sale of real estate                                                            1,523,249                         -
                                                                                -----------------------   -----------------------

                   Net income (loss) before income taxes and minority interest                 879,578                  (121,416)

Minority interest                                                                                    -                       249
                                                                                -----------------------   -----------------------

                   Net income (loss) before income taxes                                       879,578                  (121,167)

Income tax expense (benefit)
      Current federal                                                                          357,039                   (31,600)
      Deferred federal                                                                         (46,900)                   (2,700)
                                                                                -----------------------   -----------------------
                                                                                               310,139                   (34,300)
                                                                                -----------------------   -----------------------

Net income (loss)                                                               $              569,439    $              (86,867)
                                                                                =======================   =======================

Earnings (loss) per common share - basic and fully diluted                      $                 0.06    $                (0.01)
                                                                                =======================   =======================

Weighted average number of common shares outstanding - basic and fully diluted               8,846,810                 8,804,806
                                                                                =======================   =======================

   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Changes in Stockholders' Equity
For the years ended June 30, 2003 and 2002



                                Common Stock
                             --------------------------------                   Additional                            Total
                                                                 Treasury         Paid-in         Retained        Stockholders'
                                Shares           Amount            Stock          Capital         Earnings           Equity
                             --------------  ----------------  -------------  ---------------- ---------------- ------------------
Balance as of June 30, 2001      8,811,618   $         8,812   $          -   $       596,518  $       932,417  $       1,537,747

Treasury stock purchased                 -                 -        (38,455)                -                -            (38,455)

Net loss                                 -                 -              -                 -          (86,867)           (86,867)
                             --------------  ----------------  -------------  ---------------- ---------------- ------------------

Balance as of June 30, 2002      8,811,618             8,812        (38,455)          596,518          845,550          1,412,425

Treasury stock purchased                 -                 -        (24,721)                -                -            (24,721)

Shares issued for services         210,000               210              -           108,290                -            108,500

Net income                               -                 -              -                 -          569,439            569,439
                             --------------  ----------------  -------------  ---------------- ---------------- ------------------

Balance as of June 30, 2003      9,021,618   $         9,022   $    (63,176)  $       704,808  $     1,414,989  $       2,065,643
                             ==============  ================  =============  ================ ================ ==================

   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Cash Flows
For the years ended June 30, 2003 and 2002


                                                                                               For the year ended June 30,
                                                                             ------------------------------------------------------
                                                                                         2003                         2002
                                                                             ------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                                       $                 569,439     $               (86,867)
     Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
          Depreciation and amortization                                                        411,667                      60,280
          Shares issued for public relations and consulting expense                            108,500                           -
          Gain on sale of real estate                                                       (1,523,249)                          -
          Changes in operating assets and liabilities:
              Restricted cash                                                                 (150,000)                          -
              Accounts receivable                                                             (124,335)                    (45,378)
              Other assets                                                                    (237,043)                      5,427
              Accounts payable and other liabilities                                           613,914                     141,768
              Income tax receivable                                                            130,500                    (130,500)
              Income tax payable                                                               347,339                    (362,929)
                                                                             --------------------------   -------------------------
                           Net cash provided (used) by operating activities                    146,732                    (418,199)
                                                                             --------------------------   -------------------------

Cash flows from investing activities:
     Purchase of property                                                                     (305,740)                    (32,109)
     Proceeds from sale of real estate                                                       1,593,841                           -
     Purchase of real estate held for development and sale                                    (139,110)                   (378,093)
     Purchase of investments                                                                  (295,997)                   (225,000)
     Increase in notes receivable                                                              (28,695)                   (170,000)
     Increase in investment in mortgage loans on real estate                                (7,260,873)                     (8,385)
     Decrease in notes and loans receivable - related party                                    400,601                      36,579
                                                                             --------------------------   -------------------------
                           Net cash used in investing activities                            (6,035,973)                   (777,008)
                                                                             --------------------------   -------------------------

Cash flows from financing activities:
     Increase in minority interest                                                                   -                     449,751
     Net proceeds from notes payable                                                        10,265,392                           -
     Payments on notes payable                                                                (737,262)                    (53,564)
     Purchase of treasury stock                                                                (24,721)                    (38,455)
                                                                             --------------------------   -------------------------
                           Net cash provided by financing activities                         9,503,409                     357,732
                                                                             --------------------------   -------------------------

                           Net increase (decrease) in cash                                   3,614,168                    (837,475)
                           Cash at beginning of year                                           445,016                   1,282,491
                                                                             --------------------------   -------------------------
                           Cash at end of year                               $               4,059,184    $                445,016
                                                                             ==========================   =========================

   The accompanying Notes are an integral part of these financial statements.

Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                          $               1,657,062    $                 55,781
                                                                             ==========================   =========================
     Cash paid for income taxes                                              $                      -     $                461,829
                                                                             ==========================   =========================

     Non-cash transactions:
          During the years ended June 30, 2003 and 2002, the Company financed the purchase of property as follows:

              Rental property                                                $              22,300,424    $                      -
              Land held for development and sale                                                     -                   1,280,664
              Note payable                                                                 (22,300,424)                 (1,280,664)
                                                                             --------------------------   -------------------------
                                                                             $                       -    $                      -
                                                                             ==========================   =========================

          During the year ended June 30, 2003, a member of Pacific Hilltop 2, LLC converted their note payable to equity as follows:

              Note payable                                                   $               1,447,119
              Minority interest                                                             (1,447,119)
                                                                             --------------------------
                                                                             $                       -
                                                                             ==========================

     During the year ended June 30, 2003, the Company issued 210,000 shares of its $0.001 par value common stock for consulting and public relations services valued at $108,500.

     During the year ended June 30, 2003, the Company issued a note receivable in the amount of $6,800,000 pursuant to its sale of real estate.


Schedule of non-cash investing and financing activities

In June, 2002, the Company exchanged its 25% interest in MF Devco-Carlsbad, LLC for a 99% interest in Pacific Stonegate Nevada, LLC, as follows:

     Rental property                                                            $        6,552,482
     Accounts receivable                                                                    22,169
     Other assets                                                                           42,820
     Prepaid expenses                                                                       28,701
     Notes payable                                                                      (6,324,755)
     Accounts payable and accrued liabilities                                             (186,417)
     Investment in limited liability company                                              (225,000)
                                                                                -------------------
                                                                                $               --
                                                                                ===================









   The accompanying Notes are an integral part of these financial statements.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
OneCap (the "Company") was incorporated in the State of Nevada on June 7, 1999. The Company conducts its operations through OneCap Mortgage, OneCap Realty, and OneCap Properties, all wholly owned subsidiaries incorporated in the State of Nevada. OneCap Mortgage operates as a licensed Nevada mortgage broker. OneCap Mortgage is engaged in the brokerage and placement of land, acquisition and development, construction, mezzanine, permanent, commercial and residential mortgage loans secured by real property. OneCap Realty operates as a licensed Nevada Real Estate Broker. OneCap Realty is engaged in client representation of commercial and residential real property acquisitions and dispositions. OneCap Properties operates as an owner, equity participant, and developer of real estate properties. OneCap Properties is engaged in the purchase, ownership, equity participation, construction, and development of to-be-built or existing real estate properties, and is a Nevada B2 classification licensed contractor.

The Company has adopted June 30 as its fiscal year end.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company's subsidiaries include OneCap Realty, a real estate broker organized in the State of Nevada in October 2001; OneCap Properties, a commercial real estate developer and investor incorporated in the State of Nevada in October 2001; 3025 LVBS, LLC, a limited liability company organized in the State of Nevada in December 2002; 5440 W. Sahara, LLC, a limited liability company organized in the State of Nevada in August 2002; Ascendant Select Fund 1, LLC, a limited liability company organized in the State of Nevada in March 2003; Ascendant Universal Fund I, LLC, a limited liability company organized in the State of Nevada in March 2003; Harbors VV, LLC, a limited liability company organized in the State of Nevada in January 2003; and OneCap Mortgage, a mortgage company incorporated in the State of Nevada in December 2001. The Company has a 60% interest in Pacific Hilltop 2, LLC, a limited liability company organized in the State of Nevada in January 2002 to develop and lease commercial rental property in Henderson, Nevada.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company's name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., individual investors or OneCap Real Estate Fund I, LLC). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date. Sale or transfer of mortgage loans to affiliate parties is based on the carrying basis, which approximates fair value of such loans at the sale or transfer date.

Gains from sales of operating properties and revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. Gains or revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. For land sale transactions under the terms of which the Company is required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

Cost of land sales is generally determined as a specified percentage of land sales revenues recognized for each land development project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised periodically for changes in estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The specific identification method is used to determine cost of sales for certain parcels of land.

In general, minimum rent revenues are recognized when due from tenants; however, estimated collectible minimum rent revenues under leases which provide for varying rents over their terms are averaged over the terms of the leases. Rents based on tenant sales are recognized when tenant sales exceed any contractual threshold.

Interest income on investments in mortgage loans on real estate is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 30 days past due.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. The net carrying values of operating properties are classified as properties held for sale when the properties are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating, depreciation is resumed, depreciation for the period the properties were classified as held for sale is recognized and deferred selling costs, if any, are charged to earnings.

INVESTMENTS

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. Nonmarketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost, and periodically reviewed for impairment.

INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investments in mortgage loans on real estate are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially less.

INVESTMENT IN LOANS AND ALLOWANCE FOR LOAN LOSSES

Investments in loans are carried at their principal amount outstanding less any unearned income or unamortized discount. Interest on loans is accrued and credited to interest income based on the daily principal amount outstanding. Loans are generally placed in nonaccrual status when principal or interest is delinquent for 30 days (unless adequately secured and in the process of collection) or circumstances indicate that full collection of principal and interest is in doubt.

The Company maintains an allowance for loan losses on its investment in loans for estimated credit impairment in the Company's investment in loans portfolio. The Company's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

     Furniture and office equipment          3 to 7 years
     Buildings and improvements             10 to 40 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2003.

Direct costs associated with financing and leasing of operating properties are capitalized as deferred costs and amortized using the interest or straight-line methods, as appropriate, over the periods benefited by the expenditures.

Depreciation of operating properties is computed using the straight-line method. The annual rate of depreciation the rental properties, retail centers, all office buildings and other properties are generally depreciated using composite lives of 40 years.

If events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates.

Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. The net carrying values of operating properties are classified as properties held for sale when the properties are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met. Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating, depreciation is resumed, depreciation for the period the properties were classified as held for sale is recognized and deferred selling costs, if any, are charged to earnings.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were approximately $126,417 and $157,526 for the years ended June 30, 2003 and 2002, respectively.

INCOME TAXES

The Company accounts for its income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

STOCK REPURCHASE PROGRAM

In March 2002, the Company's Board of Directors approved a stock repurchase program whereby up to $500,000 worth of common stock may be purchased from time to time at the discretion of management. As of June 30, 2003, the Company had purchased 80,100 shares at a total cost of $63,176. The repurchased shares are held as treasury stock, recorded at cost, and are available for general corporate purposes.

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards ("SFAS No. 123"), Accounting for Stock-Based Compensation, to stock- based employee compensation:




                                                                             2003                   2002
                                                                      ------------------     ------------------
Net income (loss), as reported                                         $      569,439          $      (86,867)
Deduct: Total stock-based employee
compensation expense determined under fair
value based methods for all awards, net of related
tax effects                                                                   (26,347)                (23,175)
                                                                      ------------------     ------------------
Pro forma net income (loss)                                            $      543,092          $     (110,042)
                                                                      ==================     ==================
Net income (loss) per common share
    Basic earnings (loss) per share, as reported                       $          .06          $         (.01)
    Basic earnings per share, pro forma                                $          .06          $         (.01)

As required, the pro forma disclosures above include options granted during each fiscal year. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, (SFAS No. 148") was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46 if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities' (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return. Implementation had no effect on results of operations for the first quarter of 2003. The Company continues to evaluate its relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

NOTE 2 -- RESTRICTED CASH

The Company maintains restricted cash as required by the lender on commercial rental property. The Company must maintain a minimum of $150,000. The funds are held at a federally-insured bank, and in the event of sale or refinance of the property, the funds including accrued interest will be refunded to the Company.

NOTE 3 -- RELATED PARTY TRANSACTIONS


           a. Notes and loans receivable:

      As of June 30, 2003, notes and loans receivable, related parties consisted of the following:


Note receivable from Pacific Properties and Development, LLC, a company owned by the majority stockholder, unsecured, bearing interest at 12% per annum, with principal and interest payments of
$49,750 due quarterly, matured in July 2003.                                             $            32,297

Note receivable from Pacific Properties and Development, LLC, a company owned by the majority stockholder, secured by a partnership interest, bearing interest at 16%, with monthly interest
only payments, scheduled to mature in April 2004.                                                    165,000

Note receivable from Pacific Properties and Development, LLC, a company owned by the majority stockholder, secured by furniture and equipment, bearing interest at 10.5% per annum with monthly
principal and interest payments of $1,235, matured in August 2003.                                     2,585

Note receivable from 5440 W. Sahara, LLC, a subsidiary of the Company. The note is unsecured, non-interest bearing, and due on demand. 900

Note receivable from Copyright Media of Nevada, a company owned by the majority stockholder and an officer, unsecured, non-interest
bearing, due on demand.                                                                               48,590

Commission advances to real estate agent, unsecured, non-interest
bearing, due upon closings of sales transactions.                                                     50,000
                                                                                        --------------------
                                                                                         $           299,372
                                                                                        ====================

       The Company recognized interest income from notes and loans receivable, related parties totaling $29,719 and $76,835 during the year ended June 30, 2003 and 2002, respectively.


           b. Loans sold to real estate fund

      During the year ended June 30, 2003, the Company sold $3,863,357 in loans to the OneCap Real Estate Fund I, LLC (the "Fund") pursuant to the terms of the Operating Agreements of the Fund which permits the Fund to acquire loans from the Company if the loans were originated to facilitate a sale to the Fund and provided that the price paid is no greater than the Company's cost. The Fund's managing member is a company which is owned by the Company's officer and the Company's major shareholder.

           c.        Revenues

      A significant portion of the Company's revenue is derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. During the year ended June 30, 2003, fourteen transactions totaled $470,094, or 3.2% of gross revenues, from related parties. During the year ended June 30, 2002, eighteen transactions totaled $1,001,326, or 44% of gross revenues, from related parties.

      During the years ended June 30, 2003 and 2002, the Company originated mortgage loans totaling $835,127 and $628,753, respectively, to Company employees, officers, directors, and family members of which there were 0%-.5% loan origination and servicing fees totaling $11,057 and $7,197, respectively.


           d.        Office space

      The Company subleased office space to Pacific Properties and Development, LLC, a company owned by the majority stockholder. The sublease commenced August 1, 2000 and expired February 28, 2003. During the years ended June 30, 2003 and 2002, the Company received $78,558 and $128,656, respectively, under the sublease. The lease was not renewed.

      The Company subleased office space to NevWest Securities, Inc., a Company stockholder and corporate consulting firm for the Company. The sublease commenced June 15, 2003, and expires June 14, 2008. During the year ended June 30, 2003, the Company received $-0- under the sublease.

      The Company subleased office space to Copyright Media of Nevada, a company owned by the majority stockholder and an officer. The sublease commenced April 1, 2003 and expires September 30, 2007. During the years ended June 30, 2003 and 2002, the Company received $8,736 and $-0-, respectively, under the sublease.


           e. Service fee revenue

      During the year ended June 30, 2003, the Company serviced loans for entities managed by a company owned by the majority shareholder and officer. The Company earned $56,220 and $15,648 in fees from servicing the loans during the years ended June 30, 2003 and 2002, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company services loans which have been arranged for the investor parties through a servicing agreement. Accounts receivable represent extension, interest and loan placement fees earned but not yet received. As of June 30, 2003, accounts receivable totaling $334,592 is net of allowance for doubtful accounts of $8,385.

NOTE 5 - NOTES RECEIVABLE

The Company loaned Cyberlux Corporation ("Cyberlux"), an unrelated third-party corporation, $195,000 secured by the assets and stock of the company, bearing interest at 18% per annum, with the greater of interest only or 5% of gross revenue due monthly. The Note contains a conversion feature for the majority ownership of the common stock of Cyberlux. As of June 30, 2003, the Note was in default status and the Company is in discussions to extend the terms of the Note; however, no definitive terms have been negotiated.

The Company loaned Stonegate, LLC, an unrelated third-party limited liability company, $6,800,000 secured by a trust deed and assignment of rents and security agreement, bearing interest at 10%, due in August 2003. (See note 9 for further discussion.)

The Company had other loans totaling $3,695, unsecured, non-interest bearing and due on demand, as of June 30, 2003.

NOTE 6 -- INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investment in mortgage loans on real estate consists of the following as of June 30, 2003:



Note receivable from Cyan Fire, secured by a trust deed, bearing interest at
12%, payable in interest only installments of $12,475.00
per month, due in March 2004.                                                         $            1,247,500

Note receivable from UC Davis, secured by a trust deed, bearing interest at
13.5%, payable in interest only payments of $36,000.00
per month, due in December 2004.                                                                     322,386
                                                                                      ----------------------

                                                                                      $            1,569,886
                                                                                      ======================

NOTE 7 -- INVESTMENT IN LOANS

Investment in loans consists of the following as of June 30, 2003:

Note receivable from Generations Development Group, LLC, secured by a 100%
partnership interest in the company, bearing interest at 20%, payable in 10%
interest only installments of $15,833.33 per month, due in April 2005 on which date the principal balance and additional deferred interest of 10% is due in
full.                                                                                  $           1,900,000

Note receivable from D'Nal, LLC, secured by a 100% partnership interest in the company, bearing interest at 14%, payable in interest
only installments of $40,833.33 per month, due in June 2004.                                       3,500,000
                                                                                     -----------------------

                                                                                       $           5,400,000
                                                                                     =======================

NOTE 8 -- REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale as of June 30, 2003 consists of 3.92 acres of underdeveloped real property located in Henderson, Nevada.

The Company capitalized interest and other costs totaling $136,611 and $42,946 as a component of real estate held for development and sale during the years ended June 30, 2003 and 2002, respectively.

NOTE 9 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2003:


Operating real properties:
Land                                                                                $           15,000,000
Rental properties, buildings and improvements                                                    7,300,424
                                                                                   -------------------------
                                                                                                22,300,424

Other property and equipment:
Furniture and fixtures                                                                             165,899
Computers and equipment                                                                             62,301
Computer software                                                                                   16,251
Leasehold improvements                                                                              52,537
                                                                                   -------------------------
                                                                                                22,597,412
Less: Accumulated depreciation                                                                    (218,703)
                                                                                   -------------------------
Total property and equipment                                                        $           22,378,709
                                                                                   =========================

Depreciation expense totaled $411,667 and $60,280 for the years ended June 30, 2003 and 2002, respectively.

On June 30, 2003, the Company sold a property for cash of $2,607,986 (net of selling and closing costs of $52,014) and a note of $6,800,000 for a sales price totaling $9,460,000 and a net gain of $1,523,249. The note was paid in full during August 2003.

NOTE 10 -- NOTES PAYABLE

Notes payable as of June 30, 2003, consists of the following:


Note payable to a bank, secured by a first trust deed and assignment of rents on a multifamily rental property, bearing interest at prime + 1% with a ceiling of
7.25% per annum, with monthly interest only payments of $48,700, paid off in
August 2003. As of June 30, 2003, the net book value of the underlying
property totaled $7,936,751.                                                                        $         5,707,775

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at 6.2% per annum, with monthly principal and interest payments of $144,427, scheduled to mature in December 2012. As of June
30, 2003, the net book value of the underlying property totaled
$22,347,996.                                                                                                 20,482,472

Note payable to a Private Family Trust, unsecured, bearing interest at 14% per annum, originally scheduled to mature in January 2003, extended to a
month-to-month basis, due upon demand.                                                                        7,141,883

Note payable to various individuals and trusts, bearing interest at 16% per annum, with interest only payments due monthly. Scheduled to mature in January
2004. As of June 30, 2003, the net book value of the underlying
property totaled $22,347,996.                                                                                 2,000,000

Note payable to various individuals and trusts, unsecured, bearing interest at
15% per annum, with interest only payments due monthly. Scheduled to
mature in April 2004.                                                                                         3,000,000

Note payable to a bank, secured by furniture and equipment, bearing interest at
9.5% per annum, with monthly principal and interest payments of $40,805, matured in August 2003. As of June 30, 2003, the net book value of the
underlying property totaled $89,286.                                                                              9,255
                                                                                                  ---------------------
                                                                                                    $        38,341,385
                                                                                                  =====================

Maturities of notes payable are as follows:


Year ended June 30,
2004                                  $             18,250,273
2005                                                   421,658
2006                                                   450,301
2007                                                   480,891
2008                                                   510,179
Thereafter                                          18,228,083
                                    --------------------------
Total principal                       $             38,341,385
                                    ==========================

Interest expense totaled $1,784,562 and $55,781 for the years ended June 30, 2003 and 2002, respectively.

NOTE 11 -- TRUST ACCOUNTS

The Company manages certain trust assets including cash and receivables on behalf of the investors. The cash is held at a financial institution and the Company records and reconciles the receivables from borrowers. At June 30, 2003, the cash held in trust approximated $2,554,278. The related trust liability was $2,554,278 at June 30, 2003. The trust assets and liabilities are not recorded on the Company's balance sheet at June 30, 2003.

NOTE 12 -- LOANS SERVICED FOR OTHERS

The Company services loans for others which are not shown on the balance sheet. The face amount of loans currently serviced at June 30, 2003 approximated $45,045,202. The Company receives a servicing fee for the services rendered.

NOTE 13 -- INCOME TAXES

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:


                                                                       2003                          2002
                                                              -----------------------      -----------------------
Statutory tax provision at 34% rate                             $             299,056          $           (41,281)
                                                                                           --
Non-deductible expenses and
other adjustments                                                              11,083                        6,981
                                                              -----------------------      -----------------------
                                                                $             310,139          $           (34,300)
                                                              ====================         --=======================

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of June 30, 2003 are as follows:



Loan fees eliminated in consolidation
recognized for tax purposes                                     $            76,000

Timing of subsidiary losses                                                       -

Excess of depreciation and amortization for
tax purposes                                                                 (9,000)
                                                              -----------------------
Net deferred asset (tax liability)                              $            67,000
                                                              =======================

Deferred tax assets are included in other assets in the accompanying Consolidated Balance Sheet.

NOTE 14 -- EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common share outstanding during the period. Diluted earnings per common share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued.

There were no securities considered to be dilutive in the computation of earnings (loss) per share.

NOTE 15 -- MINORITY INTEREST

The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC ("Hilltop"). The Company has a 60% ownership interest in Hilltop. The minority interest in the consolidated balance sheet consists of the remaining ownership interests not owned by the Company.

NOTE 16 -- EMPLOYEE BENEFIT PLAN

401(K) PLAN

The Company adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows Company employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. The Company matches 25% of eligible employees' contributions up to a maximum of 6% of their individual earnings. The Company contributed approximately $4,856 and $3,024 to the plan for the years ended June 30, 2003 and 2002, respectively.

NOTE 17 -- STOCKHOLDERS' EQUITY

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 20,000,000 shares of $0.001 par value common stock.

PREFERRED STOCK

The Company Board of Directors has the authority to issue the preferred stock, the terms of which (including, without limitation, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences) may be fixed by the Board at sole discretion. The holders of the Company's common stock will not be entitled to vote upon such matters. No shares of preferred stock of any series are outstanding and the Board of Directors has no present intention to issue any such shares. Shares of preferred stock issued in the future could have conversion rights, which may result in the issuance of additional shares of common stock, which could dilute the interest of the holders of common stock. Such shares could also have voting rights and liquidation preferences that are senior to the rights and preferences of the common shares. Additionally, such shares could have dividend, redemption or other restrictive provisions.

COMMON STOCK

On May 1, 2003, the Company issued 210,000 shares of its $0.001 par value common stock for public relation and consulting services valued at $108,500.

STOCK OPTIONS

In 2001, the Company's Board of Directors approved the creation of the "OneCap 2000 Stock Option Plan" which reserves 1,250,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company and its subsidiaries. The options under the plan are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

As of June 30, 2003, outstanding stock options to acquire shares of common stock on a one-for- one basis totaled 507,500. The stock options will be 100% vested in twenty-four months from the grant date.

The following is a summary of activity of outstanding stock options under the 2000 Stock Option Plan:


                                                                                                           Weighted
                                                                                                           Average
                                                                               Number                      Exercise
                                                                              Of Shares                     Price
                                                                        ---------------------     --------------------------

Balance, June 30, 2000                                                                   -          $-

Options granted                                                                    232,500                           1.00
Options forfeited/expired                                                           (1,000)                          1.00
                                                                        ---------------------     -----------------------

Balance, June 30, 2001                                                             231,500                           1.00

Options granted                                                                    150,000                           1.00
Options forfeited/expired                                                          (38,500)                          1.00
                                                                        ---------------------     -----------------------

Balance, June 30, 2002                                                             343,000                           1.00

Options granted                                                                    249,500                           1.00
Options forfeited/expired                                                          (85,000)                          1.00
                                                                        ---------------------     -----------------------

Balance, June 30, 2003                                                             507,500         $                 1.00
                                                                        =====================     =======================

Exercisable, June 30, 2003                                                         340,500          $                1.00
                                                                        =====================     =======================

The following is a summary of information about the 2000 Stock Option Plan options outstanding at June 30, 2003:


                                                                                               Shares Underlying
                     Shares Underlying Options Outstanding                                    Options Exercisable
                                                                                   -----------------------------------------
                                                    Weighted
                                Shares              Average          Weighted             Shares               Weighted
                              Underlying           Remaining          Average           Underlying             Average
        Range of               Options            Contractual        Exercise            Options               Exercise
    Exercise Prices          Outstanding              Life             Price           Exercisable              Price
------------------------  ------------------   ------------------  -------------   --------------------   ------------------
                   $1.00             507,500           2.98 years          $1.00                340,500                $1.00

Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:



                                         2003            2002
                                    ---------------  -------------

Average risk-free interest rates            5.05%           5.05%
Average expected life (in years)               4               4
Volatility                                   246%            210%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2003 and 2002, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2003 and 2002 was approximately $0.16 and $0.13 per option, respectively.

TREASURY STOCK

During 2003 and 2002, the Company purchased 38,900 and 41,200 shares of treasury stock under its stock repurchase program.

NOTE 18 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, dividends payable, and notes payable approximate fair value because of the short-term maturity of these instruments.

The carrying value of mortgage loans and notes receivable approximates the fair value at June 30, 2003. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.
The estimated fair value of debt is determined based on quoted market prices for similar debt offered in the market-place and on the discounted estimated future cash payments to be made for other debt. The discount rates used approximate current market rates for loans or groups of loans with similar maturities and credit quality. The estimated future payments include scheduled principal and interest payments and lenders' participations in operating results, where applicable. The carrying amount and estimated fair value of our debt at June 30, 2003, are summarized as follows:

                                            2003
                      -------------------------------------------------
                            Carrying Amount             Estimated
                                                        Fair Value
                      -------------------------------------------------

Fixed-rate debt        $              32,633,610    $        32,633,610
Variable-rate debt                     5,707,775              5,707,775
                       -------------------------   --------------------
                       $              38,341,385    $        38,341,385
                       =========================   =====================

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of our debt obligations at fair value may not be possible and may not be a prudent management decision.

NOTE 19 -- CONCENTRATIONS

Financial instruments, which potentially subject the Company to credit risk, include cash in bank, accounts receivable and loans secured by trust deeds.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Concentration of credit risk with respect to accounts receivable is limited because of the large number of diverse customers. The Company controls credit risk through real estate securing mortgage loans and monitoring procedures. The Company believes it is not exposed to any significant credit risk on accounts receivable.

Substantially all of the Company's operations are derived from the Southwestern region of the United States. Consequently, the Company's results of operations and financial condition are affected by general economic trends and the commercial and residential real estate market in the Southwestern region.

Concentrations of mortgage loans exist at June 30, 2003 in commercial, construction, and acquisition and development loans. Concentrations of mortgage loans also exist with one borrower which represents approximately 28% of the total investments in mortgage loans at June 30, 2003. Concentrations of guarantees on mortgage loans also exist with one individual, who is the majority shareholder of the Company. As such, the Company has a significant product concentration and concentration of credit risk with one borrower and guarantor that may be adversely affected by periods of economic decline.

NOTE 20 -- COMMITMENTS AND CONTINGENCIES

OPTION AGREEMENT

On October 7, 2002, the Company entered into an option agreement to acquire a commercial office building located in Las Vegas, Nevada for $5,300,000. The Company has funded $225,000 in option deposits of which $200,000 is refundable upon certain conditions and is included as part of other assets in the accompanying consolidated balance sheet. The option agreement expires January 2004.

FUNDING COMMITMENTS

The Company has commitments to fund various loans totaling $3,616,813 as of June 30, 2003.

LESSORS

An operating lease arose from the leasing of the Company's commercial land and building to a retail customer. The initial lease term is 20 years. The Company became lessor on December 26, 2002, the date the Company purchased the property.

Future minimum rental payments to be received on non-cancelable operating leases are contractually due as follows as of June 30, 2003:


Year ended June 30,
2004                                   $              1,773,200
2005                                                  1,773,200
2006                                                  1,773,200
2007                                                  1,773,200
2008                                                  1,773,200
Thereafter                                           99,389,633
                                     --------------------------
                                       $            108,255,633
                                     ==========================

LITIGATIONS

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 21 - SEGMENT INFORMATION

Revenues (net commission expense), operating income (loss) (excluding amortization and depreciation), identifiable assets, capital expenditures, and depreciation and amortization are as follows:


                                              2003                          2002
                                    -------------------------   ----------------------------
Revenues:
   Realty division                   $            1,127,878     $                1,098,397
   Mortgage division                              1,721,667                      1,101,957
   Property division                              2,596,488                         99,105
                                    -------------------------   ----------------------------
                                     $            5,446,033     $                2,299,458
                                    =========================   ============================


Operating income (loss):
   Realty division                   $               79,184     $                   86,985
   Mortgage division                                801,373                        397,386
   Property division                              1,615,353                         38,183
   Corporate                                     (1,799,638)                      (701,735)
                                    -------------------------   ----------------------------
                                     $              696,272     $                 (179,181)
                                    =========================   ============================


Identifiable assets:
   Realty division                                   91,281
   Mortgage division                                905,576
   Property division                             32,793,118
   Development division                           2,108,410
   Corporate                                      7,702,781
                                    -------------------------
                                     $           43,601,166
                                    =========================


Capital expenditures:
   Corporate                         $             (305,740)
                                    =========================

Depreciation and amortization:
   Property division                                358,144                         16,388
   Corporate                                         53,523                         43,892
                                    -------------------------   ----------------------------
                                     $              411,667     $                   60,280
                                    =========================   ============================

NOTE 22 - SUBSEQUENT EVENTS

On August 28, 2003, the Company was paid in full on its $6.8 million note receivable from Stonegate Condos, LLC. The Company simultaneously paid the note payable related to this note receivable in the amount of $5,707,775.