Form 10KSB/A
period 2003-06-30
ONECAP
filed 2003-10-17
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A

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


THE SOLE PURPOSE OF THIS AMENDMENT TO ANNUAL REPORT ON FORM 10-KSB IS TO MAKE CORRECTIONS TO THE AUDITORS' REPORTS. NO OTHER CHANGES WERE MADE TO THE ANNUAL REPORT.

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




                            BECKSTEAD AND WATTS, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

BECKSTEAD AND WATTS, LLP
Certified Public Accountants
                                                3340 Wynn Road, Ste. B
                                               Las Vegas, Nevada 89102
                                                     702.257.1984 tel.
                                                      702.362.0540 fax

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
of OneCap
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of OneCap and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OneCap and Subsidiaries as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BECKSTEAD AND WATTS, LLP


/s/ Beckstead and Watts, LLP


October 10, 2003
Las Vegas, Nevada

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
OneCap
Las Vegas, Nevada


                  We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of OneCap and subsidiaries for the year then ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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