Form 10QSB
period 2003-09-30
ONECAP
filed 2003-11-12
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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




There were 8,941,518 shares of common stock, $0.001 par value, outstanding as of November 10, 2003.




Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                        Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited)                            2

         Condensed Consolidated Statements of Operations for the Three Months Ended
            September 30, 2003 and 2002 (Unaudited)                                                        3

         Condensed Consolidated Statements of Changes in Stockholders' Equity for the
            Three Months Ended September 30, 2003 (Unaudited)                                              4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            September 30, 2003 and 2002 (Unaudited)                                                        5

         Notes to Condensed Consolidated Financial Statements For the Three Months Ended
            September 30, 2003 and 2002 (Unaudited)                                                        7

Item 2.  Management's Discussion and Analysis or Plan of Operation                                        11

Item 3.  Controls and Procedures                                                                          14

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                                 15

Signatures                                                                                                16

                                     PART I

Item 1.       Financial Statements


OneCap
Consolidated Balance Sheet
September 30, 2003
(Unaudited)





        ASSETS
Cash                                                                                                     $         2,350,265
Restricted cash                                                                                                      150,000
Accounts receivable (net of allowance of $8,385)                                                                     335,723
Notes and loans receivable - related party (Note 2)                                                                  121,647
Notes receivable (Note 4)                                                                                            200,000
Investment in mortgage loans on real estate (Note 5)                                                               1,433,375
Investment in loans (Note 6)                                                                                       2,000,000
Real estate held for development and sale (Note 7)                                                                 1,811,467
Investments                                                                                                          249,972
Other assets                                                                                                         449,789
Property and equipment:
   Operating real property                                                                                        22,302,015
   Other property and equipment                                                                                      293,934
   Less accumulated depreciation                                                                                    (278,875)
                                                                                                         --------------------
      Net Property                                                                                                22,317,074
                                                                                                         --------------------

                                            Total assets                                                 $        31,419,312
                                                                                                         ====================




        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                                                   $           485,639
Income taxes payable                                                                                                       -
Notes payable (Note 8)                                                                                            27,015,950
                                                                                                         --------------------

                                            Total liabilities                                                     27,501,589
                                                                                                         --------------------

Commitments and contingencies                                                                                              -

Minority interest                                                                                                  1,896,870
                                                                                                         --------------------

Stockholders' equity
Preferred stock, $.001 par value; 5 million shares authorized,                                                             -
   no shares issued and outstanding
Common stock, $.001 par value; 20 million shares authorized,                                                           9,022
   9,021,618 shares issued and outstanding
Additional paid-in capital                                                                                           704,808
Retained earnings                                                                                                  1,370,199
Less treasury stock - 80,100 shares at cost                                                                          (63,176)
                                                                                                         --------------------

                                            Total stockholders' equity                                             2,020,853
                                                                                                         --------------------

                                            Total liabilities and stockholders' equity                   $        31,419,312
                                                                                                         ====================




              The accompanying Notes are an integral part of these
                             financial statements.

OneCap
Consolidated Statements of Operations
For the three months ended September 30, 2003 and 2002
      (Unaudited)


                                                                                    For the three months ended September 30,
                                                                                 -----------------------------------------------
                                                                                 2003                     2002
                                                                                 ----------------------   ----------------------

Revenues
      Loan fees and commission revenue                                           $           1,062,437    $             341,201
      Loan fees and commission revenue - related parties (Note 3)                               65,500                   84,300
      Service fee revenue                                                                       10,941                   14,858
      Rental revenue                                                                           544,883                  315,642
                                                                                 ----------------------   ----------------------
                Total revenues                                                               1,683,761                  756,001
                                                                                 ----------------------   ----------------------

Expenses
      Commission expense                                                                       216,389                  159,741
      Public relation and consulting expense                                                         -                        -
      Rental expenses                                                                           56,300                  131,729
      General and administrative expenses                                                      952,642                  540,269
      Depreciation and amortization                                                             60,172                   60,685
                                                                                 ----------------------   ----------------------
                Total expenses                                                               1,285,503                  892,424
                                                                                 ----------------------   ----------------------

                Income (loss) from operations                                                  398,258                 (136,423)

Other income (expense)
      Interest and other income                                                                379,524                   47,124
      Interest expense                                                                        (842,250)                (161,364)

                                                                                 ----------------------   ----------------------
                Net loss before income taxes and minority interest                             (64,468)                (250,663)

Minority interest                                                                                    -                        -
                                                                                 ----------------------   ----------------------

                Net loss before income taxes                                                   (64,468)                (250,663)

Income tax expense (benefit)
      Current federal                                                                          (19,678)                 (81,800)
      Deferred federal                                                                               -                        -
                                                                                 ----------------------   ----------------------
                                                                                               (19,678)                 (81,800)
                                                                                 ----------------------   ----------------------

Net loss                                                                         $             (44,790)   $            (168,863)
                                                                                 ======================   ======================

Earnings (loss) per common share - basic and fully diluted                       $               (0.00)   $               (0.02)
                                                                                 ======================   ======================

Weighted average number of common shares outstanding - basic and fully diluted               9,021,618                8,811,618
                                                                                 ======================   ======================

OneCap
Consolidated Statements of Changes in Stockholders' Equity
For the three months ended September 30, 2003
(Unaudited)


                                     Common Stock                               Additional                       Total
                                    ---------------------------
                                                                    Treasury     Paid-in        Retained     Stockholders'
                                      Shares        Amount           Stock       Capital        Earnings         Equity
                                  -------------- -------------- -------------- ------------- --------------- ---------------


Balance as of June 30, 2003       $   9,021,618  $      9,022   $     (63,176) $    704,808  $    1,414,989  $   2,065,643


Net loss for the three months                 -              -              -             -         (44,790)        (44,790)
                                  -------------- -------------- -------------- ------------- --------------- ---------------
ended September 30, 2003

Balance as of September 30, 2003  $   9,021,618   $      9,022  $     (63,176) $    704,808  $    1,370,199  $    2,020,853
                                  ============== ============== ============== ============= =============== ===============



              The accompanying Notes are an integral part of these
                             financial statements.

OneCap
Consolidated Statements of Cash Flows
For the three months ended September 30, 2003 and 2002
     (Unaudited)

                                                                                          For the year ended September 30,
                                                                                    ----------------------------------------------
                                                                                               2003                    2002
                                                                                    ----------------------  ----------------------

Cash flows from operating activities:
     Net loss                                                                       $             (44,790)   $           (168,863)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
        Depreciation and amortization                                                              60,172                  60,685
        Changes in operating assets and liabilities:
            Accounts receivable                                                                    (1,131)                 32,170
            Other assets                                                                          (74,135)               (142,280)
            Accounts payable and other liabilities                                               (454,590)                111,353
            Income tax receivable                                                                 (58,790)                (81,800)
            Income tax payable                                                                   (357,039)                      -
                                                                                    ----------------------  ----------------------
                       Net cash used by operating activities                                     (930,302)               (188,735)
                                                                                    ----------------------  ----------------------

Cash flows from investing activities:
     Retirement(purchase) of property                                                               1,462                  (1,069)
     Purchase of real estate held for development and sale                                              -                (128,504)
     Return(purchase) of investments                                                            3,432,425                 (50,467)
     Increase in notes receivable                                                                  (5,000)                      -
     Decrease in investment in mortgage loans on real estate                                    6,940,206                       -
     Decrease in notes and loans receivable - related party                                       177,725                 173,161
                                                                                    ----------------------  ----------------------
                       Net cash provided (used) by investing activities                        10,546,818                  (6,879)
                                                                                    ----------------------  ----------------------

Cash flows from financing activities:
     Increase in minority interest                                                                      -                     249
     Net proceeds from notes payable                                                                    -                  75,000
     Payments on notes payable                                                                (11,325,435)                (37,195)
                                                                                    ----------------------  ----------------------
                       Net cash provided (used)by financing activities                        (11,325,435)                 38,054
                                                                                    ----------------------  ----------------------

                       Net increase (decrease) in cash                                         (1,708,919)               (157,560)
                       Cash at beginning of year                                                4,059,184                 445,016
                                                                                    ----------------------  ----------------------
                       Cash at end of year                                          $           2,350,265   $             287,456
                                                                                    ======================  ======================



              The accompanying Notes are an integral part of these
                             financial statements.

Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                                 $             842,251   $             161,364
                                                                                    ======================  ======================
     Cash paid for income taxes                                                     $             385,000   $                   -
                                                                                    ======================  ======================
     Non-cash transactions:

              The accompanying Notes are an integral part of these
                             financial statements.

                                     ONECAP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 -- BASIC PRESENTATION:


The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.


These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended June
30, 2003, and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.


Results of operations for the interim periods are not indicative of annual results.

NOTE 2 -- RELATED PARTY TRANSACTIONS

a. Notes and loans receivable:

As of September 30, 2003, notes and loans receivable, related parties consisted of the following:

       Note receivable from Copyright Media of Nevada, a company owned by the majority stockholder and an officer, unsecured, non-interest bearing, due
       on demand.                                                                  $         54,415

       Onecap Partners, advances to manager of Onecap Real Estate Fund.                      33,333

       Commission advances to real estate agent, unsecured, non-interest bearing,
       due upon closings of sales transactions.                                              33,899
                                                                                  ------------------
                                                                                  ------------------
                                                                                   $        121,647
                                                                                  ==================

The Company recognized interest income from notes and loans receivable, related parties totaling $0 and $13,051 during the three months ended September 30, 2003 and 2002, respectively.

b.       Revenues

A significant portion of the Company's revenue is derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. During the three months ended September 30, 2003, three transactions totaled $65,300, or 4% of gross revenues, from related parties. During the three months ended September 30, 2002, four transaction totaled $84,300, or 11% of gross revenues, from related parties.

c.       Office space

The Company subleased office space to NevWest Securities, Inc., a Company stockholder and corporate consulting firm for the Company. The sublease commenced June 15, 2003, and expires June 14, 2008. During the three months ended September 30, 2003, the Company received $30,816 under the sublease.

The Company subleased office space to Copyright Media of Nevada, a company owned by the majority stockholder and an officer. The sublease commenced April 1, 2003, and expires September 30, 2007. During the three months ended September 30, 2003 and 2002, the Company received $8,736 and $-0-, respectively, under the sublease.

d. Service fee revenue

During the three months ended September 30, 2003, the Company serviced loans for entities managed by a company owned by the majority shareholder and officer. The Company earned $10,941 and $14,858 in fees from servicing the loans during the three months ended September 30, 2003 and 2002, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company services loans which have been arranged for the investor parties through a servicing agreement. Accounts receivable represent extension, interest, and loan placement fees earned but not yet received. As of September 30, 2003, accounts receivable totaling $335,723 was net of allowance for doubtful accounts of $8,385.

NOTE 4 - NOTES RECEIVABLE

The Company loaned Cyberlux Corporation ("Cyberlux"), an unrelated third-party corporation, $200,000 under a Note, secured by the assets and stock of the company, which bears interest at 18% per annum, with the greater of interest only or 5% of gross revenue due monthly. The Note contains a conversion feature for the majority ownership of the common stock of Cyberlux. As of September 30, 2003, the Note was in default status and the Company is in discussions to extend the terms of the Note; however, no definitive terms have been negotiated.

The Company had other loans totaling $16,066, unsecured, non-interest bearing and due on demand, as of September 30, 2003.

NOTE 5 -- INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investment in mortgage loans on real estate consists of the following as of September 30, 2003:

Note receivable from Cyan Fire, secured by a trust deed, bearing interest at 12%, payable in interest only installments of $25.00 per
month, due in March 2004.                                                 $             2,500

Notes receivable from Talon Jones Inc., secured by a trust deed, bearing interest at 12%, payable in interest only installments of $4,809.99 per
month, due in                                                                         481,000

Notes receivable from Bubbles/Summerlin, secured by a trust deed, bearing interest at 15%, payable in interest only installments of
$3,124.99 per month, due in July 2004.                                                250,000

Notes receivable from McDonald Ranch pads 1,5,6, secured by a trust deed, bearing interest at 12%, payable in interest only installments of
$282.75 per month, due in June 2004.                                                   28,275

Notes receivable from South Towers, secured by a trust deed, bearing interest at 14%, payable in interest only installments of $1,575.00 per
month, due in July 2004.                                                              135,000

Notes receivable from Parker, secured by a trust deed, bearing interest at
12.5%, payable in interest only installments of $2,974.99 per month,
due in August 2004.                                                                   285,600

Notes receivable from St. Thomas, secured by a trust deed, bearing interest at 14%, payable in interest only installments of
$2,926.66 per  month, due in July 2004.                                               250,000

Note receivable from UC Davis, secured by a trust deed, bearing interest at 13.5%, payable in interest only payments of $1,125.00 per month, due
in December 2004.                                                                       1,000
                                                                          --------------------
                                                                          --------------------

                                                                          $         1,433,375
                                                                          ====================

NOTE 6 -- INVESTMENT IN LOANS

Investment in loans consists of the following as of September 30, 2003:

Note receivable from D'Nal, LLC, secured by a 100% partnership interest in the company, bearing interest at 14%, payable in interest only
installments of $40,833.33 per month, due in June 2004.                   $         2,000,000
                                                                          --------------------

                                                                          $         2,000,000
                                                                          ====================

NOTE 7 -- REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale as of September 30, 2003 consists of
3.92 acres of underdeveloped real property located in Henderson, Nevada.

The Company capitalized interest and other costs totaling $0 and $108,799 as a component of real estate held for development and sale during the three months ended September 30, 2003 and 2002, respectively.

NOTE 8 -- NOTES PAYABLE

Notes payable as of September 30, 2003, consists of the following:

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at 6.2% per annum, with monthly principal and interest payments of $144,427, scheduled to mature in December 2012.  As of June 30, 2003,
the net book value of the underlying property totaled $22,347,996.                   $     20,388,324

Note payable to a Private Family Trust, unsecured, bearing interest at 14% per annum, originally scheduled to mature in January 2003, extended to a month-to-month basis, due upon demand. 4,627,626

Note payable to various individuals and trusts, bearing interest at 16% per annum, with interest only payments due monthly. Scheduled to mature in January
2004. As of June 30, 2003, the net book value of the underlying property totaled
$22,347,996. 2,000,000

                                                                                    ------------------
                                                                                     $     27,015,950
                                                                                    ==================


NOTE 9 -- LOANS SERVICED FOR OTHERS

The Company services loans for others, which are not shown on the balance sheet. The face amount of loans currently serviced at September 30, 2003 approximated $46,193,858. The Company receives a servicing fee for the services rendered.

NOTE 10 -- MINORITY INTEREST

The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC ("Hilltop"). The Company has a 60% ownership interest in Hilltop. The minority interest in the consolidated balance sheet consists of the remaining ownership interests not owned by the Company.

Item 2.       Management's Discussion and Analysis or Plan of Operation.

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

General

OneCap (or the "Company"), a Nevada corporation, was incorporated on June 7, 1999. The Company is a full- service realty and mortgage company specializing in both residential and commercial transactions. Our goal is to create a one-stop, full-service real estate company that can coordinate and handle all types of transactions from start to finish. We can assist clients in home sales, home purchases, home mortgages, commercial property acquisitions, commercial property dispositions, commercial financing, commercial leasing, and other related real estate services. Our management team brings many years of experience in real estate service to our clients.

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

Results of Operations

During the current quarter ending September 30, 2003, OneCap produced 95 transactions with $34,195,359 in transaction volume, compared to 60 transactions with $32,385,067 in transaction volume during the comparable quarter ending September 30, 2002. Non-affiliated transactions accounted for 92 of the 95 transactions this quarter and $32,095,359 of the total volume, compared to 56 of the 60 transactions and $12,110,067 in volume in the comparable quarter last year, a 165% increase in non-affiliated transaction volume. Affiliated transaction volume was lower this quarter at 3 transactions totaling $2,100,000 in volume and $65,500 in revenue, compared to 4 transactions totaling $20,275,000 in volume and $84,300 in revenue during the same quarter last year. The company had an increase in volume and revenue earned from non-affiliated business, and the current quarterly average revenue percentage increased 152% to 3.30% of the total volume, compared to 1.31% of the total volume in the same period last year. During the quarter ending September 30, 2003, the company focused its efforts to continue to support non-affiliated transactions that provide higher revenue percentages on the same transactional volume.

OneCap generated $1,683,761 in gross revenue for the quarter ending September 30, 2003, of which $1,062,437 was from core operations, $65,500 from related party revenue related to commercial loan and realty transactions, $10,941 in service fee revenue, and $544,883 in rental revenue. In the comparable quarter last year, OneCap had $756,001 of gross revenue, of which $341,201 was from core operations, $84,300 in related party revenue, $14,858 in service fee revenue, and $315,642 in rental revenue. Total gross revenues for the current quarter were up by 123% including related party revenue and rental income, and core operations were up 211%. The Company generated a larger amount of transactions for the quarter, and a higher percentage of revenue earned on those transactions, and also had slightly lower revenue from substantially lower transaction volume from affiliated companies this quarter. Gross revenue also increased through the addition of rental revenue from the Walgreen property on the Las Vegas Strip.

Commission expense increased from $159,741 during the quarter ending September 30, 2002, to $216,389 for the quarter ending September 30, 2003, due to variable effect of commissions paid to agents based on the higher revenues generated from real estate commissions. General and administrative expenses increased to $952,642 during the quarter ending September 30, 2003, from $540,269 during the quarter ending September 30, 2002. Expenses increased primarily due to growth and expansion of OneCap, increases in employees and salaries, and higher marketing costs. Interest and other income increased to $379,524 this current quarter from $47,124 in the comparable quarter ending 2002 due to a higher amount of investment revenue earned from notes and mortgage investments. Interest expense increased substantially to $842,250 this quarter from $161,364 in the comparable quarter ending 2002 due to higher balances of loans outstanding from the Walgreen property, short-term notes, and rental property payments. Net loss after tax was reduced to $44,790 for the quarter ending September 30, 2003, compared to $168,863 for the comparable quarter ending September 30, 2002. Loss per share was $0.005 for the quarter ended September 30, 2003, compared to $0.02 for the comparable quarter ending 2002.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the quarter ended September 30, 2003.

                                                                     Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        0                          0              0.00%              0
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             3                  2,100,000              3.12%         65,500
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  3                  2,100,000              3.12%         65,500
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                                 Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       57                 10,144,217              2.96%        299,975

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            35                 21,951,142              3.47%        762,462
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             92                 32,095,359              3.31%      1,062,437
-------------------------------------- ------------------ ------------------ ------------------ --------------

                  Total                     95                34,195,359               3.30%     $  1,127,937
                                       ================== ================== ================== ==============

The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the comparable quarter ended September 30, 2002.

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
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                                 Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       40                  6,972,173              2.80%        195,168
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            16                  5,137,894              2.84%        146,033
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             56                 12,110,067              2.82%        341,201
-------------------------------------- ------------------ ------------------ ------------------ --------------
                  Total                     60                32,385,067               1.31%     $    425,501
                                       ================== ================== ================== ==============



The following table summarizes the changes of gross revenue earned, transaction volume, average % of revenue earned and number of transactions by related and non-related sources of fees and commissions for the current and comparable quarters, ended September 30, 2003 and 2002.

                                                              Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        0                         $0              0.00%             $0
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            -1               $-18,175,000             +2.70%       $-18,800
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 -1               $-18,175,000             +2.70%       $-18,800
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                                 Non-Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       +17               $+3,172,044             +0.16%     $ +104,807
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            +19              $+16,813,248             +0.63%  $ +616,429
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             +36              $+19,985,292             +0.49%     $ +721,236
-------------------------------------- ------------------ ------------------ ------------------ --------------
                                Total         +35               $+1,810,292             +1.99%      $+702,436
-------------------------------------- ------------------ ------------------ ------------------ --------------

The rates and fees charged to existing customers during the quarter ending September 30, 2003 is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included rental revenue of $443,300 earned during the quarter from the Walgreen property that the Company has an ownership interest in.

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

The Company is also continuing operations related to private trust deed investing in its Commercial Finance division. Through the company's private client services group, investors fund loans secured by real property or real estate assets. The company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of September 30, 2003, the company had funded over $80,000,000 and was servicing over $49,000,000 in private trust deeds for over 300 investor clients, with an average annual rate earned of over 14.0% to date. The company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets, which as of September 30, 2003, were approximately $31,000,000.

Liquidity and Capital Resources

At September 30, 2003 the Company had cash of $2,350,265. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months.


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


10.1 Sublease Agreement with Sierra Pacific Energy Corporation, July 9, 2000*


10.2 Sublease Agreement with Pacific Properties and Development LLC, July 9, 2000**


10.3 Promissory  Note from Pacific  Properties  and  Development  LLC,  June 28,
     2001**


10.4 Promissory Note with Bank of America, August 28, 2000**


31.1 Certification of President


31.2 Certification of Chief Financial Officer


32   Section 906 Certification under Sarbanes-Oxley Act of 2002


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

                           OneCap


                           By: /s/ Vincent W. Hesser
                           Vincent W. Hesser, President and CEO
                           Principal Executive Officer

Date: November 11, 2003



                           By: /s/ Tammy Hardcastle
                           Tammy Hardcastle, Chief Financial Officer

Date: November 11, 2003