Form 10QSB
period 2003-12-31
ONECAP
filed 2004-02-17
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _________ to _________


Commission File Number: 0-31369


                                     OneCap
        (Exact name of small business issuer as specified in its charter)


          Nevada                                       33-0611745
--------------------------------------     -----------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                5440 Sahara Ave., 3rd Floor, Las Vegas, NV 89146
                ------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (702) 948-8800


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 1,288,803 (post-reverse-split) shares of common stock, $0.001 par value, outstanding as of February 10, 2004.


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]



On November 20, 2003, the registrant declared a one-share-for-seven-shares reverse stock split of its common stock effective December 29, 2003. Outstanding common stock data in this report have been adjusted to reflect the reverse stock split.

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2003 (Unaudited)       2

         Consolidated Statements of Operations for the  Three
          Months Ended December 31, 2003 and 2002 (Unaudited)              3

         Consolidated Statements of Operations for the Six
          Months Ended December 31, 2003 and 2002 (Unaudited)              4

         Consolidated Statements of Changes in Stockholders' Equity for the
            Six Months Ended December 31, 2003 (Unaudited)                 5

         Consolidated Statements of Cash Flows for the Six Months Ended
            December 31, 2003 and 2002 (Unaudited)                         6

         Notes to Consolidated Financial Statements For the Six Months Ended
            December 31, 2003 and 2002 (Unaudited)                         8

Item 2.  Management's Discussion and Analysis or Plan of Operation         12

Item 3.  Controls and Procedures                                           16

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                             16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 18

                                     PART I

Item 1.       Financial Statements

                                     ONECAP
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003

        ASSETS
Cash                                                                                                     $         1,574,880
Restricted cash                                                                                                      150,000
Accounts receivable (net of allowance of $8,385)                                                                     421,208
Notes and loans receivable - related party (Note 2)                                                                  179,333
Notes receivable (Note 4)                                                                                            200,000
Investment in mortgage loans on real estate (Note 5)                                                               7,026,929
Investment in loans                                                                                                        -
Real estate held for development and sale (Note 6)                                                                 1,819,907
Investments                                                                                                          279,972
Other assets                                                                                                         468,908
Property and equipment:
   Operating real property                                                                                        22,300,424
   Other property and equipment                                                                                      364,109
   Less accumulated depreciation                                                                                    (343,503)
                                                                                                         --------------------
      Net Property                                                                                                22,321,030
                                                                                                         --------------------

                                            Total assets                                                 $        34,442,167
                                                                                                         ====================




   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                                                   $           490,730
Income taxes payable                                                                                                 363,643
Notes payable (Note 7)                                                                                            28,832,106
                                                                                                         --------------------

                                            Total liabilities                                                     29,686,479
                                                                                                         --------------------

Commitments and contingencies                                                                                              -

Minority interest                                                                                                  1,896,870
                                                                                                         --------------------

Stockholders' equity
Preferred stock, $.001 par value; 10 million shares authorized,                                                            -
   no shares issued and outstanding
Common stock, $.001 par value; 50 million shares authorized,                                                           1,289
   1,288,803 shares issued and outstanding
Additional paid-in capital                                                                                           712,541
Retained earnings                                                                                                  2,208,164
Less treasury stock - 11,443 shares at cost                                                                          (63,176)
                                                                                                         --------------------

                                            Total stockholders' equity                                             2,858,818
                                                                                                         --------------------

                                            Total liabilities and stockholders' equity                   $        34,442,167
                                                                                                         ====================


                 The accompanying Notes are an integral part of
                          these financial statements.

                                     ONECAP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003, AND 2002
                                   (Unaudited)

OneCap
Consolidated Statements of Operations
For the three months ended December 31, 2003 and 2002
      (Unaudited)


                                                                                      For the three months ended December 31,
                                                                                   -----------------------------------------------
                                                                                   2003                     2002
                                                                                   ----------------------   ----------------------
Revenues
      Loan fees and commission revenue                                             $           1,582,186    $             588,253
      Loan fees and commission revenue - related parties                                          55,818                  273,035
      Service fee revenue                                                                         41,700                   10,396
      Rental revenue                                                                             603,882                  398,729
                                                                                   ----------------------   ----------------------
                Total revenues                                                                 2,283,586                1,270,413
                                                                                   ----------------------   ----------------------

Expenses
      Commission expense                                                                         198,966                  187,391
      Public relation and consulting expense                                                           -                        -
      Rental expenses                                                                             58,161                  217,666
      General and administrative expenses                                                        999,910                  521,631
      Depreciation and amortization                                                               64,628                   73,288
                                                                                   ----------------------   ----------------------
                Total expenses                                                                 1,321,665                  999,976
                                                                                   ----------------------   ----------------------

                Income  from operations                                                          961,921                  270,437

Other income (expense)
      Interest and other income                                                                  268,523                   44,335
      Interest expense                                                                          (669,728)                (199,977)
      Gain on sale of real estate (Note 9)                                                       707,894                        -
                                                                                   ----------------------   ----------------------
                Net income before income taxes and minority interest                           1,268,610                  114,795

Minority interest                                                                                      -                        -
                                                                                   ----------------------   ----------------------

                Net income before income taxes                                                 1,268,610                  114,795

Income tax expense (benefit)
      Current federal                                                                            190,643                   40,400
      Deferred federal                                                                           240,000                        -
                                                                                   ----------------------   ----------------------
                                                                                                 430,643                   40,400
                                                                                   ----------------------   ----------------------

Net income                                                                         $             837,967    $              74,395
                                                                                   ======================   ======================

Earnings per common share - basic and fully diluted                                $                0.65    $                0.06
                                                                                   ======================   ======================

Weighted average number of common shares outstanding - basic and fully diluted                 1,288,803                1,248,546
                                                                                   ======================   ======================

                 The accompanying Notes are an integral part of
                          these financial statements.

                                     ONECAP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2003, AND 2002
                                   (Unaudited)

OneCap
Consolidated Statements of Operations
For the six months ended December 31, 2003 and 2002
     (Unaudited)


                                                                                      For the six months ended December 31,
                                                                                    ------------------------------------------
                                                                                    2003                  2002
                                                                                    --------------------  --------------------

Revenues
     Loan fees and commission revenue                                               $         2,644,623   $           929,454
     Loan fees and commission revenue - related parties                                         121,318               357,335
     Service fee revenue                                                                         52,641                25,254
     Rental revenue                                                                           1,148,765               714,371
                                                                                    --------------------  --------------------
                Total revenues                                                                3,967,347             2,026,414
                                                                                    --------------------  --------------------

Expenses
     Commission expense                                                                         415,355               347,132
     Public relation and consulting expense                                                           -                     -
     Rental expenses                                                                            114,461               349,395
     General and administrative expenses                                                      1,952,552             1,074,018
     Depreciation and amortization                                                              124,800               121,855
                                                                                    --------------------  --------------------
                Total expenses                                                                2,607,168             1,892,400
                                                                                    --------------------  --------------------

                Income from operations                                                        1,360,179               134,014

Other income (expense)
     Interest and other income                                                                  648,045                91,459
     Interest expense                                                                        (1,511,978)             (361,341)
     Gain on Sale of real estate (Note 9)                                                       707,894                     -

                                                                                    --------------------  --------------------
                Net income (loss) before income taxes and minority interest                   1,204,140              (135,868)

Minority interest                                                                                     -                     -
                                                                                    --------------------  --------------------

                Net income (loss) before income taxes                                         1,204,140              (135,868)

Income tax expense (benefit)
     Current federal                                                                            170,965               (41,400)
     Deferred federal                                                                           240,000                     -
                                                                                    --------------------  --------------------
                                                                                                410,965               (41,400)
                                                                                    --------------------  --------------------

Net income (loss)                                                                   $           793,175   $           (94,468)
                                                                                    ====================  ====================

Earnings (loss) per common share - basic and fully diluted                          $              0.62   $             (0.08)
                                                                                    ====================  ====================

Weighted average number of common shares outstanding - basic and fully diluted                1,288,803             1,250,732
                                                                                    ====================  ====================


                 The accompanying Notes are an integral part of
                          these financial statements.
                                       4

                                     ONECAP
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

OneCap
Consolidated Statements of Changes in Stockholders' Equity
For the six months ended December 31, 2003
(Unaudited)


                                     Common Stock
                                    ---------------------------                 Additional                       Total
                                                                    Treasury     Paid-in        Retained     Stockholders'
                                      Shares        Amount           Stock       Capital        Earnings         Equity
                                    ------------ -------------- -------------- ------------- --------------- ---------------


Balance as of June 30, 2003           1,288,803  $       1,289  $     (63,176) $    704,808  $    1,414,989  $    2,065,643


Net gain for the six months                   -              -              -             -         793,175         793,175
                                    ------------ -------------- -------------- ------------- --------------- ---------------
ended December 31, 2003

Balance as of December 31, 2003       1,288,803  $       1,289  $     (63,176) $    704,808  $    2,208,164  $    2,858,818
                                 =============== ============== ============== ============= =============== ===============



                 The accompanying Notes are an integral part of
                          these financial statements.

                                     ONECAP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002


OneCap
Consolidated Statements of Cash Flows
For the six months ended December 31, 2003 and 2002
     (Unaudited)

                                                                                        For the six months ended December 31,
                                                                                    ----------------------------------------------
                                                                                    2003                    2002
                                                                                    ----------------------  ----------------------

Cash flows from operating activities:
     Net income (loss)                                                              $             793,175    $            (98,166)
     Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
        Depreciation and amortization                                                             124,800                 121,855
        Gain on sale                                                                             (707,894)                      -
        Changes in operating assets and liabilities:
            Accounts receivable                                                                   (86,616)               (253,248)
            Other assets                                                                          (13,684)                 26,411
            Prepaid expense                                                                       (21,570)               (135,606)
            Accounts payable and other liabilities                                               (449,499)                130,975
            Income tax receivable                                                                (183,790)                (41,400)
            Income tax payable                                                                     73,604                       -
                                                                                    ----------------------  ----------------------
                       Net cash provided (used) by operating activities                          (471,474)               (249,179)
                                                                                    ----------------------  ----------------------

Cash flows from investing activities:
     Purchase of property                                                                         (67,121)             (2,427,370)
     Proceeds of real estate sale                                                                 707,894                       -
     Purchase of real estate held for development and sale                                        (22,040)               (136,212)
     Increase in option deposits                                                                        -                (225,000)
     Return(purchase) of investments                                                               21,025                (100,467)
     Increase in notes receivable                                                                  (5,000)             (2,700,001)
     Decrease in investment in mortgage loans on real estate                                    6,741,652                       -
     Decrease in notes and loans receivable - related party                                       120,039                 314,177
                                                                                    ----------------------  ----------------------
                       Net cash provided (used) by investing activities                         7,496,449              (5,274,873)
                                                                                    ----------------------  ----------------------

Cash flows from financing activities:
     Increase in minority interest                                                                      -               2,000,409
     Net proceeds from notes payable                                                                    -               3,682,922
     Purchase of treasury stock                                                                         -                 (24,721)
     Payments on notes payable                                                                 (9,509,279)                      -
                                                                                    ----------------------  ----------------------
                       Net cash (used) provided by financing activities                        (9,509,279)              5,658,610
                                                                                    ----------------------  ----------------------

                       Net (decrease) increase in cash                                         (2,484,304)                134,558
                       Cash at beginning of year                                                4,059,184                 445,016
                                                                                    ----------------------  ----------------------
                       Cash at end of year                                          $           1,574,880   $             579,574
                                                                                    ======================  ======================


                 The accompanying Notes are an integral part of
                          these financial statements.

                                     ONECAP
                       SUPPLEMENTAL CASH FLOW INFORMATION


Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                                 $           1,511,978   $             361,341
                                                                                    ======================  ======================
     Cash paid for income taxes                                                     $             510,000   $                   -
                                                                                    ======================  ======================



                 The accompanying Notes are an integral part of
                          these financial statements.

                                     ONECAP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 2003, and notes thereto included in the Company's Form 10-KSB/A. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.



NOTE 2 -- RELATED PARTY TRANSACTIONS

a. Notes and loans receivable:

     As of December 31, 2003, notes and loans receivable, related parties consisted of the following:

       Note receivable from Copyright Media of Nevada, a company owned by the majority stockholder and an officer, unsecured, non-interest bearing, due
       on demand.                                                                           105,160

       Onecap Partners, advances to manager of Onecap Real Estate Fund.                      37,056

       Commission advances to real estate agent, unsecured, non-interest bearing,
       due upon closings of sales transactions.                                              37,117
                                                                                  ------------------
                                                                                  ------------------
                                                                                  $         179,333
                                                                                  ==================

     The Company recognized interest income from notes and loans receivable, related parties totaling $0 and $24,114 during the six months ended December 31, 2003 and 2002, respectively.

b.       Revenues

     A portion of the Company's revenue is derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. During the six months ended December 31, 2003, five transactions totaled $121,318, or 3.06% of gross revenues from related parties. During the six months ended December 31, 2002, ten transactions totaled $357,335, or 17.6% of gross revenues from related parties.

c.       Office space

     The Company subleased office space to NevWest Securities, Inc., a Company stockholder and corporate consulting firm for the Company. The sublease commenced June 15, 2003, and expires June 14, 2008. During the six months ended December 31, 2003, the Company received $57,204 under the sublease.

     The Company subleased office space to Copyright Media of Nevada, a company owned by the Company's majority stockholder and an officer of the Company. The sublease commenced April 1, 2003, and expires September 30, 2007. During the six months ended December 31, 2003 and 2002, the Company received $17,472 and $-0-, respectively, under the sublease.

d. Service fee revenue

     During the six months ended December 31, 2003, the Company serviced loans for third party individuals and entities managed by a company owned by the Company's majority shareholder and an officer of the Company. The Company earned $52,641 and $25,254 in fees from servicing the loans during the six months ended December 31, 2003 and 2002, respectively.


NOTE 3 - ACCOUNTS RECEIVABLE

As of December 31, 2003, accounts receivable totaling $421,208 is net of allowance for doubtful accounts of $8,385.

NOTE 4 - NOTES RECEIVABLE

The Company loaned to Cyberlux Corporation ("Cyberlux"), an unrelated third-party corporation, $200,000 secured by the assets and stock of Cyberlux, bearing interest at 18% per annum, with the greater of interest only or 5% of gross revenue due monthly. The note contains a conversion feature for the majority ownership of the common stock of Cyberlux. As of December 31, 2003, the note was in default status. As of January 13, 2004 the note has been paid in full.

NOTE 5 -- INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investment in mortgage loans on real estate consisted of the following as of December 31, 2003:


Note receivable from Cyan Fire, secured by a trust deed, bearing interest at
12%, payable in interest only installments of $25.00 per
month, due in March 2004.                                                       $             2,500

Notes receivable from Zion, secured by a trust deed, bearing interest at
12%, payable in interest only installments of $3,250.00 per month, due
in January 2005.                                                                            325,000

Notes receivable from Bubbles/Summerlin, secured by a trust deed, bearing interest at 15%, payable in interest only installments of
$3,125.00 per month, due in July 2004.                                                      250,000

Notes receivable from McDonald Ranch pads 1,5,6, secured by a trust deed, bearing interest at 12%, payable in interest only installments of
$282.75 per month, due in June 2004.                                                         28,275

Notes receivable from Black Mountain #2, secured by a trust deed, bearing interest at 16%, payable in interest only installments of
$14,980.00 per month, due in November 2004.                                               1,123,500

Notes receivable from Parker, secured by a trust deed, bearing interest at
12.5%, payable in interest only installments of $787.50 per month,
due in August 2004.                                                                          75,600

Notes receivable from Merchant - La Cholla, secured by a trust deed, bearing interest at 12.5%, payable in interest only installments of
$3,824.67 per month, due in January 2005.                                                   367,169


Notes receivable from South Shore, secured by a trust deed, bearing interest at 13%, payable in interest only installments of $20,025.41 per
month, due in January 2005.                                                               1,848,500

Notes receivable from St. Thomas, secured by a trust deed, bearing interest at
14%, payable in interest only installments of $291.66 per
month, due in July 2004.                                                                     25,000

Note receivable from Paseo Verde, secured by a trust deed, bearing interest at
14.25%, payable in interest only payments of $35,403.94 per
month, due in December 2004.                                                              2,981,385
                                                                                ---------------------
                                                                                ---------------------

                                                                                $         7,026,929
                                                                                =====================


NOTE 6 -- REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale as of December 31, 2003, consisted of
3.92 acres of undeveloped real property located in Henderson, Nevada.

The Company capitalized interest and other costs totaling $0 and $108,799 as a component of real estate held for development and sale during the six months ended December 31, 2003 and 2002, respectively.

NOTE 7 -- NOTES PAYABLE

Notes payable as of December 31, 2003, consisted of the following:

Note payable to a bank, secured by a first trust deed on commercial rental           $     20,289,480
property, bearing interest at 6.2% per annum, with monthly principal and interest payments of $144,427, scheduled to mature in December 2012.  As of June 30, 2003, the net book value of the underlying property totaled $22,347,996.

Note payable to a Private Family Trusts and individuals, unsecured, bearing interest between 12-14% per annum, extended to a month-to-month basis, due upon
demand.                                                                                     6,542,626

Note payable to various individuals and trusts, bearing interest at 16% per annum, with interest only payments due monthly. Scheduled to mature in January
2004, with a one-year extension option. As of June 30, 2003, the net book value of the underlying property totaled $22,347,996. 2,000,000

                                                                                     -----------------
                                                                                     $     28,832,106
                                                                                     =================

NOTE 8 -- LOANS SERVICED FOR OTHERS

The Company services loans for others, which are not shown on the balance sheet. The face amount of loans currently serviced at December 31, 2003, approximated $59,164,550. The Company receives a servicing fee for the services rendered.

NOTE 9 -- OTHER INCOME

The Company was a ten percent partner in an LLC which owed a large parcel of land. The parcel was sold for $18,500,000 on October 1, 2003. The net gain on the sale was $7,078,940, of which Onecap's ten percent portion was $707,894.

NOTE 10 -- MINORITY INTEREST

The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC ("Hilltop"). The Company has a 60% ownership interest in Hilltop. The minority interest in the consolidated balance sheet consists of the remaining ownership interests not owned by the Company.

NOTE 11 -- STOCKHOLDERS' EQUITY

In November 2003, the holders of a majority of outstanding common stock of the Company approved, by written consent, an amendment to the Company's Certificate of Incorporation. The amendment effectuated a one-share-for-seven-share reverse stock split, and increased the authorized capital of the Company from 20,000,000 shares of common stock to 50,000,000 shares of common stock, and from 5,000,000 shares of preferred stock to 10,000,000 shares of preferred stock. The reverse stock split became effective on December 29, 2003. All reference to common stock has been reflected retroactive.

Item 2.  Management's Discussion and Analysis or Plan of Operation


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

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward- looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

The Company has expanded its scope to include real property investments through a wholly owned subsidiary, OneCap Properties. The goal of OneCap Properties is to capitalize on specific built, or to-be-built, investment opportunities in real estate properties through value-added development, repositioning, or asset appreciation. These properties may be wholly owned, owned in partnership, or syndicated. The Company has also added a private client division, which is focused on trust deed investments and other real estate related loans or investments. The private client division pools private investor funds and loans these funds on a short-term (generally one- to three-year terms) basis to property investors, developers, and owners.

                              Results of Operations

Transaction Volume

During the quarter ended December 31, 2003, OneCap produced 90 transactions totaling $71,112,684 in transaction volume, compared to 88 transactions totaling $50,966,380 in transaction volume during the comparable quarter ended December 31, 2002. The Company participates in both "affiliated" and "non-affiliated" transactions. Affiliated transactions are transactions involving a property in which a majority shareholder or officer of the Company has a majority or controlling interest. Non-affiliated transactions, on the other hand, are transactions involving third parties rather than affiliates of the Company.

Non-affiliated transactions accounted for 88 of the 90 transactions and produced $67,512,684 of the total volume during the quarter ended December 31, 2003, compared to 82 of the 88 transactions and $21,816,380 in volume in the comparable quarter last fiscal year, a 209% increase in non-affiliated transaction volume. Affiliated transaction volume was lower during the quarter ended December 31, 2003, with two transactions totaling $3,600,000 in volume, compared to six transactions totaling $29,150,000 in volume during the same quarter last fiscal year. The increase in non-affiliated transactions resulted from an increase in new and repeat client business.

Revenues

During the six months ended December 31, 2003, the increased volume of non-affiliated transactions resulted in an increase in revenue from mortgage fees and realty commissions (our "Core Business"), and the average revenue percentage increased during the period by 36% to 2.30% on the total volume, compared to 1.69% on the total volume in the same period last fiscal year. For the six-month period ended December 31, 2003, OneCap generated $3,967,347 in gross revenues, a 96% increase, compared to $2,026,414 during the comparable period ended December 31, 2002. During the quarter ended December 31, 2003, the Company focused its efforts to continue to support non-affiliated transactions that provide higher revenue percentages on the same transactional volume compared to affiliated transactions. The increase in gross revenues resulted, at least in part, from the Company's continuing efforts to increase its non-affiliated transactions and grow the business.

OneCap generated $2,283,586 in gross revenue for the quarter ended December 31, 2003. Of this amount, $1,582,186 was produced by core operations, $55,818 from related party commercial loan and realty transactions, $41,700 from service fees, and $603,882 from rentals. In the comparable quarter of fiscal year 2002, gross revenues totaled $1,270,413, of which $588,253 was from core operations, $273,035 from related-party transactions, $10,396 from service fees, and $398,729 from rentals. Total gross revenues for the quarter were up 80% including related party revenue and rental income, and core operations were up 171%. The Company generated a larger amount of transactions for the quarter, and a higher percentage of revenue earned on those transactions, and also had lower revenue from substantially lower transaction volume from affiliated companies this quarter. Gross revenue also increased through the addition of rental revenue from the Walgreen property on the Las Vegas Strip.

Expenses

Commission expense increased slightly from $187,391 during the quarter ended December 31, 2002, to $198,966 for the quarter ended December 31, 2003, due to variable effect of commissions paid to agents based on the higher revenues generated from real estate commissions.

General and administrative expenses increased during the quarter ended December 31, 2003 to $999,910 from $521,631 during the same quarter in fiscal year 2002. For the six months ended December 31, 2003 and 2002, General and administrative expenses were $1,952,552 and $1,074,018 respectively, an 82% increase during the fiscal year 2003 period. Expenses increased primarily due to growth and expansion, including increases in number of employees and corresponding increases in salaries and related employee expenses, as well as higher marketing costs during the quarter.

Interest and other income increased to $268,523 during the quarter ended December 31, 2003, from $44,335 in the comparable quarter ended December 31, 2002, primarily due to a higher amount of investment revenue earned from notes and mortgage investments. Interest expense increased substantially to $669,728 during the quarter, up from $199,977 in the comparable quarter during fiscal year 2002. This increase was primarily due to higher balances of loans outstanding from the Walgreen property, short-term notes, and rental property payments.

Net income after tax increased to $837,967 for the quarter ended December 31, 2003, compared to net income of $74,395 for the quarter ended December 31, 2002. Income per share was $0.09 for the quarter ended December 31, 2003, compared to $0.01 for the comparable quarter in fiscal year 2002. For the six-month period ended December 31, 2003, net income after tax was $793,175 or $0.09 per share, as compared to a net loss of $94,468 or ($0.01) per share in the comparable period ended December 31, 2002.

Summary Financial Tables

The table below summarizes the details of gross revenue, transaction volume, and number of transactions by affiliated and non-affiliated sources of fees and commissions for the quarter ended December 31, 2003.

                                   Affiliated

                                             # Of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        0                          0              0.00%              0
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             2                  3,600,000              1.55%         55,818
                                               -                  ---------                            ------
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  2                  3,600,000              1.55%         55,818
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                 Non-Affiliated

                                             # Of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       53                 29,585,867              1.29%        381,398
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            35                 37,926,817              3.17%      1,200,788
                                              --                 ----------                         ---------
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             88                 67,512,684              2.34%      1,582,186
-------------------------------------- ------------------ ------------------ ------------------ --------------
                  Total                       90                 71,112,684              2.30%     $1,638,004
-------------------------------------- ------------------ ------------------ ------------------ --------------



The following table summarizes the details of gross revenue, transaction volume, and number of transactions by affiliated and non-affiliated sources of fees and commissions for the quarter ended December 31, 2002.

                                   Affiliated

                                             # Of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        1                 21,900,000              0.38%         82,125
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             5                  7,250,000              2.63%        190,910
                                               -                  ---------                           -------
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  6                 29,150,000              0.94%        273,035
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                 Non-Affiliated

                                             # Of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       57                 15,566,833              2.52%        392,257
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            25                  6,249,547              3.14%        195,996
                                              --                  ---------                           -------
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             82                 21,816,380              2.70%        588,253
-------------------------------------- ------------------ ------------------ ------------------ --------------
                  Total                       88                 50,966,380              1.69%     $  861,288
-------------------------------------- ------------------ ------------------ ------------------ --------------

The following table summarizes the changes of gross revenue, transaction volume, average percentage of revenue earned, and number of transactions by affiliated and non-affiliated sources of fees and commissions for the quarters ended December 31, 2003 and 2002.

                                   Affiliated

                                             # Of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       -1               $-21,900,000             -0.38%      $ -82,125
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            -3                $-3,650,000             +1.17%      $-135,092
                                              --                 ----------                         ---------
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 -4               $-25,550,000             +0.61%      $-217,217
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                 Non-Affiliated

                                             # Of            Transaction          Avenue            Revenue
                                         Transactions          Volume            Revenue %           Earned
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Real Estate Commissions                       -4               $+14,019,034             -1.23%         $ -10,859
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Mortgage Brokerage                            +10              $+31,677,270             +0.03%  $ +1,004,792
                                              ---               -----------                       ----------
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Total Non-Related                             +6               $+45,696,304             -0.36%        $ +993,933
-------------------------------------- ------------------ ------------------ ------------------ -----------------
                                Total         +2               $+20,146,304             +0.61%         $+776,716
-------------------------------------- ------------------ ------------------ ------------------ -----------------


The rates and fees charged to existing customers during the quarter ended December 31, 2003, is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included rental revenue of $443,300 earned during the quarter from the Walgreen property in which the Company has an ownership interest, and a $379,000 loan fee for procurement of a $9.4 million land loan for a commercial property located in Henderson, Nevada. The Company also earned $707,894 from the sale of land during the quarter ended December 31, 2003.

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

The Company is also continuing operations related to private trust deed investing in its Commercial Finance division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of December 31, 2003, the Company has funded over $101,000,000 to date and is currently servicing over $59,000,000 in private trust deeds for over 300 investor clients. The Company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets, which as of December 31, 2003, was approximately $34,000,000.

                         Liquidity and Capital Resources

At December 31, 2003 the Company had cash of $1,574,880. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months.

Due to the nature of the Company's operations, the Company anticipates that if its business grows and the volume of transactions increases, additional revenues will be generated through the expanded client base and operations of the Company will increase to provide the capital required for the expanded business.

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Treasurer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         In November 2003, the holders of a majority of the outstanding common stock of the Company approved, by written consent, an amendment to the Company's Certificate of Incorporation. The amendment effectuated a one-share-for-seven-shares reverse stock split, and increased the authorized capital of the Company from 20,000,000 shares of common stock to 50,000,000 shares of common stock, and from 5,000,000 shares of preferred stock to 10,000,000 shares of preferred stock. The reverse stock split became effective on December 29, 2003.

         The Company provided notice of the corporate action by providing an Information Statement on Schedule 14C, pursuant to Rule 14C-101, outlining the specific terms of the amendments. The definitive Information Statement was filed with the United States Securities and Exchange Commission on December 9, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 14, 2003, the Company held its annual meeting of shareholders at its corporate headquarters in Las Vegas, Nevada. The record date for the meeting was October 1, 2003, at which time there were 9,021,618 shares entitled to vote at the meeting.

The first matter voted upon at the meeting was the election of directors. The following directors were elected:

                                  Shares                Shares                 Shares
Director                          Voted in Favor        Voted Against          Abstaining
------------                      --------------        -------------          ----------
Vincent W. Hesser                   8,382,126                 0                 0
Anthony Santos                      8,382,126                 0                 0
Dana Rogers                         8,381,126                 0                 1,000

         The second matter voted upon at the meeting was the approval of Beckstead & Watts, L.L.P., as the independent public accountants for the Company for the fiscal years ending June 30, 2003 and 2004. The results of the voting were 8,382,126 shares in favor, 0 shares against, and 0 shares withheld or abstaining.

         Additionally, in November 2003, two of the Company's shareholders who together own approximately eighty percent (80%) of the issued and outstanding shares of the Company's common stock voted to approve an amendment to the Company's Certificate of Incorporation. For details regarding the subject matter of the amendment, see "Item 2. Changes in Securities" above.

Item 5.  Other Information

Copyright Media Transaction Update

         In our 2002 Annual Report, we disclosed that a registration statement had been filed by Copyright Media Corporation ("Copyright Media"), an affiliated company owned by the two major shareholders of OneCap, Steven Molasky and Vincent Hesser. In November 2002, the Company had announced that it would distribute 2,250,000 shares of Copyright Media (the "CM Shares") to OneCap shareholders. On November 11, 2002, Copyright Media filed a registration statement with the Securities and Exchange Commission (the "SEC") to register the issuance of the CM Shares by OneCap.

         Upon effectiveness of the registration statement, Copyright Media was to issue to OneCap 2,250,000 CM Shares in satisfaction of a loan from OneCap. The Company would then issue the CM Shares to the Company's shareholders in a share dividend distribution. We noted that the transaction could not occur unless and until the registration statement was declared effective by the SEC.

         On December 5, 2003, Copyright Media withdrew its registration statement from review by the SEC. The registration statement was not declared effective prior to its withdrawal by Copyright Media.

         The Company anticipates that Copyright Media will issue approximately 1,600,000 shares of its common stock to the Company in a private placement transaction in satisfaction of a loan of $80,000. The Company expects that upon the closing of the private placement, Copyright Media will refile the registration statement with the SEC.

Item 6.  Exhibits and Reports on Form 8-K

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

                           OneCap


                           By:/s/ Vincent W. Hesser
                           Vincent W. Hesser, President and CEO
                           Principal Executive Officer

Date: February 13, 2004



                           By:/s/ Tammy Hardcastle
                           Tammy Hardcastle, Chief Financial Officer

Date: February 13, 2004