Form 10QSB
period 2004-03-31
ONECAP
filed 2004-05-17
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 2,538,803 (post-reverse-split) shares of common stock, $0.001 par value, outstanding as of May 14, 2004.


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

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                        Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2004 (Unaudited)                                          2

         Consolidated Statements of Operations for the  Three and Nine Months Ended
            March 31, 2004 and 2003 (Unaudited)                                                            3

         Consolidated Statements of Changes in Stockholders' Equity for the
            Nine Months Ended March 31, 2004 (Unaudited)                                                   5

         Consolidated Statements of Cash Flows for the Nine Months Ended
            March 31, 2004 and 2003 (Unaudited)                                                            6

         Notes to Consolidated Financial Statements For the Nine Months Ended
            March 31, 2004 and 2003 (Unaudited)                                                            8

Item 2.  Management's Discussion and Analysis or Plan of Operation                                         12

Item 3.  Controls and Procedures                                                                           16

                           PART II - OTHER INFORMATION

Item 5.  Other Information                                                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                                                  17

Signatures                                                                                                 18

                                     PART I

Item 1.       Financial Statements

OneCap
Consolidated Balance Sheet
March 31, 2004
(Unaudited)





        ASSETS
Cash                                                                                                     $         1,728,384
Restricted cash                                                                                                      150,000
Accounts receivable (net of allowance of $8,385)                                                                     780,296
Notes and loans receivable - related party (Note 2)                                                                  162,390
Notes receivable                                                                                                           -
Investment in mortgage loans on real estate (Note 4)                                                               7,582,457
Investment in loans                                                                                                        -
Real estate held for development and sale (Note 5)                                                                 1,831,375
Investments                                                                                                          896,038
Other assets                                                                                                         174,842
Property and equipment:
   Operating real property                                                                                        24,732,309
   Other property and equipment                                                                                      390,412
   Less accumulated depreciation                                                                                    (410,314)
                                                                                                         --------------------
      Net Property                                                                                                24,712,407
                                                                                                         --------------------

                                            Total assets                                                 $        38,018,189
                                                                                                         ====================




   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                                                   $           555,320
Income taxes payable                                                                                                 695,602
Notes payable (Note 6)                                                                                            30,931,680
                                                                                                         --------------------

                                            Total liabilities                                                     32,182,602
                                                                                                         --------------------

Commitments and contingencies                                                                                              -

Minority interest                                                                                                  1,896,870
                                                                                                         --------------------

Stockholders' equity
Preferred stock, $.001 par value; 10 million shares authorized,                                                            -
   no shares issued and outstanding
Common stock, $.001 par value; 50 million shares authorized,                                                           2,539
   2,538,803 shares issued and outstanding
Additional paid-in capital                                                                                         2,273,790
Prepaid stock-based compensation                                                                                  (1,413,542)
Retained earnings                                                                                                  3,139,106
Less treasury stock - 11,443 shares at cost                                                                          (63,176)
                                                                                                         --------------------

                                            Total stockholders' equity                                             3,938,717
                                                                                                         --------------------

                                            Total liabilities and stockholders' equity                   $        38,018,189
                                                                                                         ====================


   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Operations
For the three months ended March 31, 2004 and 2003
      (Unaudited)


                                                                                        For the three months ended March 31,
                                                                                   -----------------------------------------------
                                                                                   2004                     2003
                                                                                   -----------------------------------------------

Revenues
      Loan fees and commission revenue                                             $           1,402,350    $             387,882
      Loan fees and commission revenue - related parties                                         195,265                   59,660
      Service fee revenue                                                                         49,437                    9,562
      Rental revenue                                                                             476,981                1,020,044
                                                                                   ----------------------   ----------------------
                Total revenues                                                                 2,124,033                1,477,148
                                                                                   ----------------------   ----------------------

Expenses
      Commission expense                                                                         240,339                  161,845
      Public relation and consulting expense                                                           -                        -
      Rental expenses                                                                             15,011                  394,028
      General and administrative expenses                                                      1,056,157                  653,387
      Depreciation and amortization                                                               66,787                   94,881
                                                                                   ----------------------   ----------------------
                Total expenses                                                                 1,378,294                1,304,141
                                                                                   ----------------------   ----------------------

                Income  from operations                                                          745,739                  173,007

Other income (expense)
      Interest and other income                                                                  472,339                    4,610
      Interest expense                                                                          (655,233)                (626,749)
      Fee from contract assignment Note 8)                                                       700,000                        -
      Gain on sale of real estate (Note 8)                                                             -                        -
                                                                                   ----------------------   ----------------------
                Net income (loss) before income taxes and minority interest                    1,262,845                 (449,132)

Minority interest                                                                                      -                        -
                                                                                   ----------------------   ----------------------

                Net income (loss) before income taxes                                          1,262,845                 (449,132)

Income tax expense (benefit)
      Current federal                                                                            331,905                  (37,800)
      Deferred federal                                                                                 -                  (68,100)
                                                                                   ----------------------   ----------------------
                                                                                                 331,905                 (105,900)
                                                                                   ----------------------   ----------------------

Net income (loss)                                                                  $             930,940    $            (343,232)
                                                                                   ======================   ======================

Earnings (loss)  per common share - basic and fully diluted                        $                0.64    $               (0.28)
                                                                                   ======================   ======================

Weighted average number of common shares outstanding - basic and fully diluted                 1,448,475                1,247,360
                                                                                   ======================   ======================





   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Operations
For the nine months ended March 31, 2004 and 2003
     (Unaudited)


                                                                                            For the nine months ended March 31,
                                                                                         -------------------------------------------
                                                                                         2004                   2003
                                                                                         -------------------------------------------

Revenues
     Loan fees and commission revenue                                                    $          4,057,991   $         1,317,336
     Loan fees and commission revenue - related parties                                               305,565               416,995
     Service fee revenue                                                                              102,078                34,816
     Rental revenue                                                                                 1,625,746             1,734,415
                                                                                         ---------------------  --------------------
                Total revenues                                                                      6,091,380             3,503,562
                                                                                         ---------------------  --------------------

Expenses
     Commission expense                                                                               655,694               508,977
     Public relation and consulting expense                                                                 -                     -
     Rental expenses                                                                                  129,472               743,423
     General and administrative expenses                                                            3,008,708             1,727,405
     Depreciation and amortization                                                                    191,587               216,736
                                                                                         ---------------------  --------------------
                Total expenses                                                                      3,985,461             3,196,541
                                                                                         ---------------------  --------------------

                Income from operations                                                              2,105,919               307,021

Other income (expense)
     Interest and other income                                                                      1,120,386                96,069
     Interest expense                                                                              (2,167,211)             (988,090)
     Fee from contract assignment (Note 8)                                                            700,000                     -
     Gain on Sale of real estate (Note 8)                                                             707,893                     -

                                                                                         ---------------------  --------------------
                Net income (loss) before income taxes and minority interest                         2,466,987              (585,000)

Minority interest                                                                                           -                     -
                                                                                         ---------------------  --------------------

                Net income (loss) before income taxes                                               2,466,987              (585,000)

Income tax expense (benefit)
     Current federal                                                                                  502,870               (79,200)
     Deferred federal                                                                                 240,000               (68,100)
                                                                                         ---------------------  --------------------
                                                                                                      742,870              (147,300)
                                                                                         ---------------------  --------------------

Net income (loss)                                                                        $          1,724,117   $          (437,700)
                                                                                         =====================  ====================

Earnings (loss) per common share - basic and fully diluted                               $               1.19   $             (0.35)
                                                                                         =====================  ====================

Weighted average number of common shares outstanding - basic and fully diluted                      1,448,475             1,249,624
                                                                                         =====================  ====================



   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended March 31, 2004
(Unaudited)


                                              Common Stock                   Additional
                                         -----------------------                              Prepaid                    Total
                                                                    Treasury   Paid-in       Stock-based   Retained   Stockholders'
                                           Shares      Amount        Stock     Capital       Compensaton   Earnings     Equity
                                         ----------- ----------- ----------- ------------ --------------  ------------ -----------


Balance as of June 30, 2003               1,288,803  $    1,289  $  (63,176) $   712,540  $          -    $ 1,414,989  $ 2,065,642

Shares issued                             1,250,000       1,250           -    1,561,250    (1,562,500)             -            0

Expense recognized from                           -           -           -            -       148,958              -      148,958
stock-based compensation

Net income for the nine months                    -           -           -            -             -      1,724,117    1,724,117
ended March 31, 2004                     ----------- ----------- ----------- ------------ --------------  ------------ -----------


Balance as of March 31, 2004              2,538,803  $    2,539  $  (63,176) $ 2,273,790   $(1,413,542)   $ 3,139,106  $ 3,938,717
                                         =========== =========== =========== ============ ==============  ============ ===========

   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Cash Flows
For the nine months ended March 31, 2004 and 2003
     (Unaudited)

                                                                                         For the nine months ended March 31,
                                                                                    ----------------------------------------------
                                                                                                 2004                    2003
                                                                                    ----------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                                              $           1,724,117    $           (437,700)
     Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
        Stock-based compensation                                                                  148,958                       -
        Depreciation and amortization                                                             191,587                 216,736
        Gain on sale                                                                             (707,894)                      -
        Changes in operating assets and liabilities:
            Accounts receivable                                                                  (445,704)                (47,844)
            Other assets                                                                          234,972                (184,983)
            Prepaid expense                                                                        23,844                 (44,590)
            Accounts payable and other liabilities                                               (384,908)              1,135,076
            Income tax receivable                                                                (183,790)                (47,600)
            Income tax payable                                                                    405,563                 (99,700)
                                                                                    ----------------------  ----------------------
                       Net cash provided by operating activities                                1,006,745                 489,395
                                                                                    ----------------------  ----------------------

Cash flows from investing activities:
     Purchase of property                                                                      (2,525,285)               (254,202)
     Proceeds of real estate sale                                                                 707,894                       -
     Purchase of real estate held for development and sale                                        (33,508)               (134,554)
     Increase in option deposits                                                                        -                       -
     Return(purchase) of investments                                                             (600,046)               (200,000)
     Increase in notes receivable                                                                       -                       -
     Decrease in investment in mortgage loans on real estate                                    6,386,124              (1,664,419)
     Decrease in notes and loans receivable - related party                                       136,981                (304,649)
                                                                                    ----------------------  ----------------------
                       Net cash provided (used) by investing activities                         4,072,160              (2,557,824)
                                                                                    ----------------------  ----------------------

Cash flows from financing activities:
     Increase in minority interest                                                                      -                       -
     Increase in restricted cash                                                                        -                (150,000)
     Net proceeds from (payments on) notes payable                                                      -               6,822,972
     Purchase of treasury stock                                                                         -                 (24,721)
     Payments on notes payable                                                                 (7,409,705)                      -
                                                                                    ----------------------  ----------------------
                       Net cash (used) provided by financing activities                        (7,409,705)              6,648,251
                                                                                    ----------------------  ----------------------

                       Net (decrease) increase in cash                                         (2,330,800)              4,579,822
                       Cash at beginning of year                                                4,059,184                 445,016
                                                                                    ----------------------  ----------------------
                       Cash at end of year                                          $           1,728,384   $           5,024,838
                                                                                    ======================  ======================


   The accompanying Notes are an integral part of these financial statements.

Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                                 $           2,167,211   $             902,994
                                                                                    ======================  ======================
     Cash paid for income taxes                                                     $             510,000   $                   -
                                                                                    ======================  ======================


     Non-cash transactions:
     During the nine months ended March 31, 2004, the Company issued 1,250,000 share of its $0.001 par value common stock to an officer as part of employment agreement valued at $1,561,250.




   The accompanying Notes are an integral part of these financial statements.

                                     ONECAP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

NOTE 2 -- RELATED PARTY TRANSACTIONS

a. Notes and loans receivable:

     As of March 31, 2004, notes and loans receivable, related parties consisted of the following:

       Note receivable from Copyright Media of Nevada, a company owned by the majority stockholder and an officer, unsecured, non-interest bearing, due
       on demand.                                                                            63,896

       Onecap Partners, advances to manager of Onecap Real Estate Fund.                      59,500

       Commission advances to real estate agent, unsecured, non-interest bearing,
       due upon closings of sales transactions.                                              38,994
                                                                                  ------------------
                                                                                  $         162,390
                                                                                  ==================

      The Company recognized interest income from notes and loans receivable, related parties totaling $0 and $33,082 during the nine months ended March 31, 2004 and 2003, respectively.

b.       Revenues

     A portion of the Company's revenue is derived from commercial loan closings and commissions from land sales for related entities in which the majority stockholder has an ownership interest. During the nine months ended March 31, 2004, twelve transactions totaled $305,565, or 5.02% of gross revenues. During the nine months ended March 31, 2003, four transactions totaled $416,995, or 11% of gross revenues.

c.       Office space

     The Company subleased office space to NevWest Securities, Inc., a Company stockholder and corporate consulting firm for the Company. The sublease commenced June 15, 2003, and expires June 14, 2008. During the nine months ended March 31, 2004, the Company received $87,280 under the sublease.

     The Company subleased office space to Copyright Media of Nevada, a company owned by the majority stockholder and an officer. The sublease commenced April 1, 2003 and expires September 30, 2007. During the nine months ended March 31, 2004 and 2003, the Company received $26,208 and $8,736, respectively, under the sublease.

d. Service fee revenue

     During the nine months ended March 31, 2004, the Company serviced loans for third party individuals and entities managed by a company owned by the majority shareholder and officer. The Company earned $102,078 and $34,816 in fees from servicing the loans during the nine months ended March 31, 2004 and 2003, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

As of March 31, 2004, accounts receivable totaling $780,296 is net of allowance for doubtful accounts of $8,385.




NOTE 4 -- INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investment in mortgage loans on real estate consists of the following as of March 31, 2004:

Note receivable from Lamb & Alto, bearing interest at 12%, payable in
interest only installments of $68,755 per annum, due in March 2005.       $           572,956

Notes receivable from Aguillard, secured by a trust deed, bearing interest at 13%, payable in interest only installments of $2,134.70 per
month, due in March 2005.                                                             197,050

Notes receivable from Bubbles/Summerlin, secured by a trust deed, bearing interest at 15%, payable in interest only installments of
$3,125.00 per month, due in July 2004.                                                250,000

Notes receivable from McDonald Ranch pads 1, 5, 6, secured by a trust deed, bearing interest at 12%, payable in interest only installments of
$282.75 per month, due in June 2004.                                                   28,275

Notes receivable from Sunrise Valley secured by a trust deed, bearing interest at 12%, payable in interest only installments of $8,098.69 per
month, due in April 2007.                                                             809,870

Notes receivable from Orchard secured by a trust deed, bearing interest at 20%, payable in interest only installments of $833.33 per month, due
in April 2005.                                                                         50,000

Notes receivable from Key Resort secured by a trust deed, bearing interest at 15%, payable in interest only installments of $5,743.74 per
month, due in March 2005.                                                             459,500

Notes receivable from Parker, secured by a trust deed, bearing interest at 12.5%, payable in interest only installments of $114.58 per month,
due in August 2004.                                                                    11,000

Notes receivable from Merchant - La Cholla, secured by a trust deed, bearing interest at 12.5%, payable in interest only installments of
$3,577.94 per month, due in January 2005.                                             343,483

Notes receivable from South Shore, secured by a trust deed, bearing interest at 13%, payable in interest only installments of
$25,753.30 per month, due in January 2005.                                          2,377,228

Notes receivable from St. Thomas, secured by a trust deed, bearing interest at 14%, payable in interest only installments of $291.66 per
month, due in July 2004.                                                               25,000

Note receivable from Paseo Verde, secured by a trust deed, bearing interest at 14.25%, payable in interest only payments of $29,189.92 per
month, due in December 2004.                                                        2,458,099
                                                                          --------------------

                                                                          $         7,582,461
                                                                          ====================




NOTE 5 -- REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale as of March 31, 2004 consisted of 3.92 acres of undeveloped real property located in Henderson, Nevada.

The Company capitalized interest and other costs totaling $0 and $18,947 as a component of real estate held for development and sale during the nine months ended March 31, 2004 and 2003, respectively.

NOTE 6 -- NOTES PAYABLE

Notes payable as of March 31, 2004, consists of the following:

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at 6.2% per annum, with monthly principal and interest payments of $144,427, scheduled to mature in December 2012.  As of March 31, 2004,
the net book value of the underlying property totaled $22,439,149.                   $     20,189,054

Note payable to a Private Family Trusts and individuals, unsecured, bearing interest between 12-14% per annum, extended to a month-to-month basis, due upon
demand.                                                                                     7,142,626

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at 5.50% per annum, with monthly interest only payments of $7,333.33, scheduled to mature in January 2005.  As of March 31, 2004, the net
book value of the underlying property totaled $2,400,000.                                   1,600,000

Note payable to various individuals and trusts, bearing interest at 16% per annum, with interest only payments due monthly. Scheduled to mature in January
2005, with a one year extension option. As of March 31, 2004, the net book value of the underlying property totaled $22,439,149. 2,000,000

                                                                                     -----------------
                                                                                     $     30,931,680
                                                                                     =================


NOTE 7 -- LOANS SERVICED FOR OTHERS

The Company services loans for others, which are not shown on the balance sheet. The face amount of loans currently serviced at March 31, 2004 approximated $66,584,758. The Company receives a servicing fee for the services rendered.

NOTE 8 -- OTHER INCOME

The Company was a ten percent partner in an LLC which owed a large parcel of land. The Land was sold for $18,500,000 on October 1, 2003. The net gain on the sale was $7,078,940, of which Onecap's ten percent portion was $707,894.

The Company had a contract to purchase a commercial building in Las Vegas for $5,300,000. The Company assigned a portion of the contract to a third party for an assignment fee of $700,000.

NOTE 9 -- MINORITY INTEREST

The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC ("Hilltop"). The Company has a 60% ownership interest in Hilltop. The minority interest in the consolidated balance sheet consists of the remaining ownership interests not owned by the Company.

NOTE 10 -- STOCKHOLDERS' EQUITY

In November 2003, the holders of a majority of outstanding common stock of the Company approved, by written consent, an amendment to the Company's Certificate of Incorporation. The amendment effectuated a one-share-for-seven-share reverse stock split, and increased the authorized capital of the Company from 20,000,000 shares of common stock to 50,000,000 shares of common stock, and from 5,000,000 shares of preferred stock to 10,000,000 shares of preferred stock. The reverse stock split became effective on December 29, 2003. All reference to common stock has been reflected retroactively.

In February 2004, the Company entered into an employment agreement with the President/CEO of the company. As part of the employment agreement, the officer was issued 1,250,000 shares of common stock which shall be vested at a rate of 250,000 shares per year for the term of this agreement or a total of five (5) years and subject to risk of forfeiture. In the event the President/CEO terminates his employment or abandons his duties, he shall be obligated to sell back to the Company the common stock received with regards to this agreement not yet vested at a price of $0.10 per share. The shares are valued at $1,561,250 and $125,000 was immediately booked as a current expense due to the $0.10 sell back provision and the remaining balance of $1,413,542 will be expensed monthly at a rate of $23,958 for the next five (5) years. For the nine months ended March 31, 2004, the Company has recorded $148,958 in compensation expense related to this agreement.

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

General

OneCap ("We" or the "Company"), a Nevada corporation, was incorporated on June 7, 1999. The Company is a full service realty and mortgage company specializing in both residential and commercial transactions. Our goal is to create a one-stop, full-service real estate company that can coordinate and handle all types of transactions from start to finish. We can assist clients in home sales, home purchases, home mortgages, commercial property acquisitions, commercial property dispositions, commercial financing, commercial leasing, and other related real estate services. Our management team brings many years of experience in real estate service to their clients.

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

Results of Operations

During the current quarter ending March 31, 2004, OneCap produced 81 transactions with $47,266,814 in transaction volume, compared to 64 transactions with $16,907,286 in transaction volume during the comparable quarter ending March 31, 2003. Non-affiliated transactions accounted for 74 of the 81 transactions this quarter and $39,817,814 of the total volume, compared to 61 of the 64 transactions and $12,738,286 in volume in the comparable quarter last year, a 213% increase in non-affiliated transaction volume. Affiliated transaction volume was higher this quarter at 7 transactions totaling $7,449,000 in volume and $195,265 in revenue, compared to 3 transactions totaling $4,169,000 in volume and $59,660 in revenue during the same quarter last year. The company had an increase in volume and core revenue earned, and the current quarterly average revenue percentage increased 28% to 3.38% on the total volume, compared to 2.65% on the total volume in the same period last year. For the nine-month period ending March 31, 2004, OneCap generated $6,091,380 in gross revenues, a 74% increase, compared to $3,503,562 during the comparable period ending March 31, 2003. During the quarter ending March 31, 2004, the company focused its efforts to continue to support non-affiliated transactions that provide higher revenue percentages on higher transactional volume.

OneCap generated $2,124,033 in gross revenue for the quarter ending March 31, 2004, of which $1,402,350 was from core operations, $195,265 from related party revenue related to commercial loan and realty transactions, $49,437 in service fee revenue, and $476,981 in rental revenue. In the comparable quarter last year, OneCap had $1,477,148 of gross revenue, of which $387,882 was from core operations, $59,660 in related party revenue, $9,562 in service fee revenue, and

$1,020,044 in rental revenue. Total gross revenues for the current quarter were up by 44% including related party revenue and rental income, and core operations were up 262%. The company generated a larger amount of transactions for the quarter, and a higher percentage of revenue earned on those transactions, and also had slightly higher revenue from transaction volume from affiliated companies this quarter. Rental revenues were substantially lower this quarter due to the disposition of the Stonegate apartment property in June 2003.

Commission expense increased from $161,845 during the quarter ending March 31, 2003, to $240,339 for the comparable quarter ending 2004, due to variable effect of commissions paid to agents based on the higher revenues generated from real estate commissions. General and administrative expenses increased to $1,056,157 from $653,387 during the quarters ending March 31, 2004 and 2003 respectively. Expenses increased primarily due to growth and expansion of OneCap, increases in employees and salaries, and higher marketing costs. For the nine months ending March 31, 2004 and 2003, general and administrative expenses were $3,008,708 and $1,727,405 respectively, a 74% increase. Interest and other income increased to $472,339 this current quarter from $4,610 in the comparable quarter ending 2003 due to a higher amount of investment revenue earned from notes and mortgage investments. Interest expense increased slightly to $655,233 this quarter from $626,749 in the comparable quarter ending 2003. Net income after tax was increased to $930,940 for the quarter ending March 31, 2004 compared to a net loss of $343,232 for the comparable quarter ending March 31, 2003. Income per share was $0.64 for the quarter ended March 31, 2004 compared to net loss per share of $0.28 for the comparable quarter ending 2003. For the nine-month period ending March 31, 2004, net income after tax was $1,724,117 or $1.19 per share as compared to net loss of $437,700 or $0.35 per share in the comparable period ending March 31, 2003.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the quarter ended March 31, 2004.

                                                                     Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        0                          0              0.00%              0

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             7                  7,449,000              2.62%        195,265

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  7                  7,449,000              2.62%        195,265

-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                                 Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       45                 12,837,778              2.63%        337,534

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            29                 26,980,036              3.95%      1,064,816

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             74                 39,817,814              3.52%      1,402,350

-------------------------------------- ------------------ ------------------ ------------------ --------------

                  Total                     81                47,266,814               3.38%      $1,597,615
                                       ================== ==================                    ==============



The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the comparable quarter last year, ended March 31, 2003.

                                                                     Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        0                          0              0.00%              0

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             3                  4,169,000              1.43%         59,660

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  3                  4,169,000              1.43%         59,660

-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                                 Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       46                  7,562,467              3.03%        229,179

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            15                  5,175,819              3.07%        158,703

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             61                 12,738,286              3.05%        387,882

-------------------------------------- ------------------ ------------------ ------------------ --------------

                  Total                     64                16,907,286               2.65%     $447,542
                                       ================== ==================                    ==============



The following table summarizes the changes of gross revenue earned, transaction volume, average % of revenue earned and number of transactions by related and non-related sources of fees and commissions for the current and comparable quarters, ended March 31, 2004 and 2003.

                                                              Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        0                         $0                 0%             $0

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            +4                $+3,280,000             +1.19%      $+135,605

-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 +4                $+3,280,000             +1.19%     $ +135,605

-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                                 Non-Related

                                             # of            Transaction          Avenue            Revenue
                                         Transactions          Volume            Revenue %           Earned
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Real Estate Commissions                       -1                $+5,275,311             -0.40%         $+108,355

-------------------------------------- ------------------ ------------------ ------------------ -----------------
Mortgage Brokerage                            +14              $+21,804,217             +0.88%         $+906,113

-------------------------------------- ------------------ ------------------ ------------------ -----------------
Total Non-Related                             +13              $+27,079,528             +0.47%      $ +1,014,468

-------------------------------------- ------------------ ------------------ ------------------ -----------------
                                Total         +17              $+30,359,528             +0.73%       $+1,150,073
                                       ================== ==================                    =================

The rates and fees charged to existing customers during the quarter ending March 31, 2004, is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included rental revenue of $443,300 earned during the quarter from the Walgreen property that the Company has an ownership interest in, and a $425,000 loan fee for procurement of a $10.6 million land loan for a to-be-built single family property. The company also earned $700,000 from the assignment a purchase agreement and subsequent sale of a commercial office building during this quarter.

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

The Company is also continuing operations related to private trust deed investing in its Commercial Financing division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of March 31, 2004, the Company had funded over $125,000,000 to date and is currently servicing over $60,000,000 in private trust deeds for over 400 investor clients, with an average annual rate earned of over 14.0% to date. The Company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets, which as of March 31, 2004, is now approximately $38,000,000.

In the event interest rates increase in the future, the Company's business may be impacted. An increase in interest rates will create higher mortgage qualification standards for home buyers and commercial developers, which in turn may cause a decrease in the number of commercial properties or homes purchased, sold or refinanced in the future, which may negatively impact our business. Since a significant portion of our revenue was obtained form non-recurring real estate sales and assignment fees, future results may differ significantly from actual results in prior quarters. A portion of the Company's business is focused on obtaining future real estate sales revenues, but no assurance can be given that the Company will be successful in the obtaining similar results as in prior quarters, or that any sale revenues will be recurring with any regularity in timing.

                         Liquidity and Capital Resources

At March 31, 2004 the Company had cash of $1,728,384. The Company believes that cash generated from operations during the next fiscal year, collection of accounts and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months.

Critical Accounting Policies


REVENUE RECOGNITION


The Company recognizes revenue primarily from loan placement fees, loan servicing fees, and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company's name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., individual investors or OneCap Real Estate Fund I, LLC). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date. Sale or transfer of mortgage loans to affiliate parties is based on the carrying basis, which approximates fair value of such loans at the sale or transfer date.

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


INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE


Investments in mortgage loans on real estate are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis." These appraised values do not reflect immediate sales values, which may be substantially less.


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


     32   Section 906 Certification under Sarbanes-Oxley Act of 2002


     99.1 Stock Option Plan adopted by the Board of Directors on July 27, 2000*


* Previously filed by the Company on Form 10-SB, filed with the Commission on August 24, 2000, File No. 000-31369.

** Previously filed by the Company with its 2001 Annual Report on Form 10-KSB, filed with the Commission on October 1, 2001.

(b) Reports on Form 8-K

         On March 3, 2004, the Company filed a report on Form 8-K to disclose and describe the employment agreement between the Company's Chief Executive Officer, Vincent Hesser, and the Company. On March 11, 2004, the Company filed an amendment to that report on Form 8-K/A.


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

                           OneCap


                           By:/s/ Vincent W. Hesser
                           Vincent W. Hesser, President and CEO
                           Principal Executive Officer

Date: May 17, 2004



                           By:/s/ Tammy Hardcastle
                           Tammy Hardcastle, Chief Financial Officer

Date: May 17, 2004