Form 10KSB
period 2004-06-30
ONECAP
filed 2004-10-12
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

X    Annual report under section 13 or 15(d) of the  Securities  Exchange Act of
--   1934 for the fiscal year ended June 30, 2004



__ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ended ______________

Commission File Number: 0-31369

                                     OneCap
                 (Name of small business issuer in its charter)

           Nevada                                            88-0429535
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

5440 West Sahara Avenue, 3rd Floor, Las Vegas, Nevada             89146
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes __ No X

The registrant had revenues of $9,067,310 during the year ended June 30, 2004.

The aggregate market value of voting common stock held by non-affiliates of the issuer was $2,992,251 on October 1, 2004, based on the average bid and asked prices of such stock as reported in the OTC Electronic Bulletin Board.

On October 4, 2004, the registrant had 2,538,888 shares of common stock, par value $.001, issued and outstanding.


                     Transitional Small Business Disclosure
                               Format (Check one):
                                   Yes __ No X
                                            ---

                                TABLE OF CONTENTS


PART I
                                                                                                     Page

Item 1.  Description of Business                                                                      3

Item 2.  Properties                                                                                  12

Item 3.  Legal Proceedings                                                                           13

Item 4.  Submission of Matters to a Vote of Security Holders                                         13

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                       13

Item 6.  Management's Discussion and Analysis or Plan of Operation                                   14

Item 7.  Financial Statements                                                                        18

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure        18

Item 8A. Controls and Procedures                                                                     18

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                                      19

Item 10. Executive Compensation                                                                      23

Item 11. Security Ownership of Certain Beneficial Owners and Management                              24

Item 12. Certain Relationships and Related Transactions                                              26

Item 13. Exhibits and Reports on Form 8-K                                                            28

Item 14. Principal Accountant Fees and Services                                                      29

Signatures                                                                                           31

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

     o    Multi- and single-family residences;

     o    Hotels and resorts; and

     o    Undeveloped and developed land.

The Company represents buyers and/or sellers of homes and commercial real estate, either new or existing. By getting involved in each step from sales to development to financing of residential, commercial, and industrial properties, OneCap intends that its customers receivE information, service, and representation of the highest quality available.

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

           Commercial Brokerage Services

           As part of its efforts to market each commercial property, OneCap Realty develops and implements cost effective marketing campaigns. Each marketing campaign is tailored to the client's objectives and the property's characteristics. The Company also markets properties directly to various investors in real estate property transactions with whom it maintains ongoing business relationships.

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

OneCap's commercial loan originations are fairly broad based. The commercial volume includes referrals from affiliated companies (including Pacific Properties & Development, LLC), as well as originations through outside builders and developers. OneCap has various relationships with local and national banks, life insurance companies, large national lenders, as well as Wall Street investment banking companies. The loan products include land acquisition, construction lending, mezzanine loans and permanent loans for all types of commercial, multi-family and industrial properties. Although OneCap has the ability and access to multiple loan programs, the Company expects to capitalize on its ability to provide niche products such as high-leverage land acquisition loans and equity lending through strategic alliances and our private client base. OneCap will also originate corporate loans on an as-needed basis. The Company has also added a private client division, which is focused on trust deed investments and other real-estate-related loans or investments. The private client division pools private investor funds and loans these funds on a short-term (generally one to three year terms) basis to property investors, developers, and owners.

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

Management believes that the Company has long-standing relationships with clients who have diverse real estate needs. The Company typicallydevelops a relationship with a client by offering a single service and later attempts to expand the relationship by recommending and implementing strategies designed to meet the client's diverse real estate needs.

Complementary Services. OneCap's real estate and mortgage services are interrelated, and as a result, management believes that OneCap can increase it's business by providing the multiple services necessary to meet more of the complex real estate needs of clients. For example, the Company can assist a client with assessing property acquisition opportunities, consummating an acquisition, obtaining financing, leasing space, and maximizing value.

Capitalizing on the Outsourcing Trend. Looking for the right company to provide real estate services can be very time consuming and management intensive. OneCap's resources of lenders and work force assist the client in obtaining the best fit for financing real estate projects without wasting time searching for and finding the wrong fit.

Relationships with Key Clients and Related Entities. Because the Company has a current business relationship with a related party, Pacific Properties & Development, LLC ("PPD"), a Las Vegas developer of commercial properties, OneCap has already developed a market for its services. The Company may be able to capitalize on this relationship for expansion of its client base by utilizing existing real estate offerings from PPD. With appropriate networking, advertising, and marketing, OneCap may be able to penetrate this market and differentiate itself from the competition.

OneCap has provided mortgage services to homebuyers who purchased homes from a related entity, Pacific Homes ("PH"). Due to the existing services and operations already offered and in place, residential sales, buyer's representation and listings may be established relatively quickly and easily. The Company anticipates that PH will not provide substantial revenue in the future, and as a result, OneCap is expanding into the homebuyer representation which includes both new and re-sale homes. Both PPD and PH are related entities through common ownership of one (1) stockholder, Mr. Steven D. Molasky, of OneCap.

Relationships with Key Suppliers. The company is currently negotiating and has negotiated with several key suppliers of financing products to offer various financial products to the Nevada market. The Company will also be advertising in select media.

Experienced Management Team. The members of OneCap's management team have an approximate, combined eighty years of experience in brokering, managing, underwriting, and investing in real estate.

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

Provide and Maintain Quality Service

OneCap's plan is to penetrate the market with quality service and follow up with comprehensive coverage of each property. The Company believes it is essential that the client feels that he or she is being treated with the utmost care, urgency, and professionalism. All staff and personnel will be required to go through a continuing training program that teaches many of the skills needed for successful client relations and customer service. The Company believes its commitment to service will provide a competitive advantage in establishing and maintaining productive broker and correspondent relationships. Emphasis will be placed on real estate brokers and loan officers responding promptly and consistently on every loan submission and real estate service need.

The Company believes that its ability to establish and maintain long-term relationships with its industry contacts and customers and to foster referrals depends, in part, on the strength of its customer support and service operations and staff. Furthermore, the Company values frequent communication with and feedback from its customers to continually improve its services.

Increase Market Penetration and Revenues in New and Established Markets

The Company plans a geographic expansion in the Southwest United States, but its initial focus is in the Nevada markets. The Company, independently or in connection with a strategic acquisition or affiliation, intends to gain an initial foothold in each new target market with the Company's financing services and, then over time, introduce all of its services in that target market.

The Company believes that substantial opportunities exist in its initial target market, Nevada, to both attract new clients and increase revenue from existing and potential clients. The Company also seeks to increase revenue from existing clients by increasing available services to those clients, aggressive advertising, and enhancements to its website. The Company plans to increase revenue by introducing all of its services to each market it penetrates.

Introduce New Financing Products to Satisfy Client Needs and Reach New Clients

The Company believes its introduction of other financing products will offer the estate owners many expand opportunities to work with OneCap. By providing these products, the Company believes it will package services and product that will fill the need in the market for higher leveraged financing that will both satisfy existing clients and attract new clients. These services and products will provide many options for buyers and sellers alike, increasing the likelihood of closed transactions.

Maintaining Underwriting Standards

The Company believes the experience of its underwriting staff, coupled with consistent application of its underwriting procedures and criteria, provide the infrastructure needed to manage and sustain the Company's growth, while maintaining the quality of loans originated. The experience in the Company's underwriting department provides two significant competitive advantages: (1) ensuring that the Company's underwriting standards and subjective judgments required in the non-conforming market are consistently applied, thus enabling the Company to effectively implement a risk-based pricing strategy; and (2) providing opportunities to expand underwriting activities beyond the Company's headquarters while maintaining consistent underwriting standards.

Bolster Internet Presence

OneCap believes the Internet will provide the opportunity to expand the

Company's traditional real estate and mortgage services by reaching new customers and introducing greater efficiencies to the real estate and mortgage process. The Company currently has and is continuing to design and develop its website as a mechanism for the marketing and sale of residential and commercial real estate. The website includes photographs of properties available for sale, real estate reports on each property, and an electronic loan application for residential loans. In addition, the website allows clients to submit electronically a commercial loan application for their financing needs. It is OneCap's intent to continually strive to provide ongoing upgrades to its website to incorporate advances in technology and provide features and advantages to facilitate ease and use for all of its clients.

Selectively Pursuing Strategic Alliances or Acquisitions

The Company intends to selectively pursue alliance and acquisition targets to expand its capability to serve clients. The expected benefits of such alliances and acquisitions include expanding and enhancing its product and service offerings, broadening its geographic market coverage and generating economies of scale. The Company will only pursue alliances or acquisitions which meet its standards for quality of service and are compatible with the Company's culture and business operations. Currently, the Company has not identified any acquisition targets or additional alliances.

Build Brand Equity

The Company believes that due to its focus in the Nevada market, it will be able to quickly create one of the leading brand names in its sector. The Company intends to aggressively market and advertise to enhance its brand recognition with consumers. The Company believes that strengthening brand awareness of the OneCap name among consumers is critical to attracting buyers and sellers of real estate, increasing purchases and, in turn, increasing the size of OneCap's clientele base. The Company intends to advertise through traditional and non-traditional media such as local newspapers and industry-specific publications, as well as over the Internet.

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

The Company's mortgage brokerage operations are subject to the rules and regulations of the Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Government National Mortgage Association ("GNMA") with respect to originating and processing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum interest rates. Moreover, lenders are subject to FNMA, FHA, FHLMC, GNMA, and VA examinations at any times to assure compliance with the applicable regulations, policies and procedures. The Company's mortgage loan production activities are subject to the Truth-in-Lending Act and Regulation Z or B promulgated thereunder. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act also guarantees consumers a three day right to cancel certain credit transactions, including any refinance mortgage or junior mortgage loan on a consumer's primary residence. The Company also is required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, or marital status. Regulations S, Z, and B promulgated under ECOA restrict creditors from obtaining certain types of information from loan applicants. They also require certain disclosures by lenders regarding consumer rights and require lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with a name and address of the reporting agency. The Federal Real Estate Settlement Procedure Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the Company in an escrow account for the payment of taxes, insurance premiums or other charges. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

EMPLOYEES AND CONSULTANTS

Employees

At June 30, 2004, the Company had 20 full-time employees and had 58 independent real estate agents affiliated with the Company. Of the Company's full-time employees, 4 were engaged in real estate brokerage and realty administration and 9 were engaged in lending and finance, and 7 were engaged in corporate business development, corporate business administration, and accounting/treasury. The Company relies on its employees to perform business administrative functions, internal related party transactions, lending functions, and business development, but relies on its independent real estate agents to perform real estate transactions. The Company believes its relationship with its employees is good.

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

On July 27, 2000, the Company approved a stock option plan with the goal of motivating its employees. The Company had allocated up to 1,250,000 shares of common stock that may be granted under the stock option plan. As of June 30, 2004, all options granted under this option plan have been cancelled.

On March 24, 2004, the Company approved a new stock option plan (the "2004 Plan") with the goal of motivating its employees. The Company has allocated up to 5,000,000 shares of common stock that may be granted under the 2004 Plan. The purchase price for the shares covered under each option will be no less than 100% of the fair market price per share of our stock on the date the option is granted. However, if the option is granted to a person owning more than 10% of our voting stock, the option can be converted at no less than 110% of the fair market price per share on the date the option is granted. A total of 1,214,500 options have been granted as of June 30, 2004, and none are vested or exercisable.

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

OneCap Lacks Long-Term Agreements with Key Personnel.

The Company's performance is substantially dependent on the services and on the performance of its executive management team. The Company's performance also depends on the Company's ability to attract, hire, retain and motivate its officers and key employees. The loss of the services of any of its executive officers or other key employees could result in losses of clients, revenues, and net income. The Company has entered into a long-term employment agreement only with its CEO and currently has no "Key Man" life insurance policies.

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

Officers, Directors and Major Shareholders of OneCap May Have Substantial Conflict of Interest.

Mr. Steven Molasky, a major shareholder, may have substantial conflicts of interest. Mr. Molasky owns and operates a substantial real estate development company, Pacific Properties and Development LLC ("PPD"). OneCap provides business services to PPD on an ongoing basis, which provides business and revenue to OneCap but may also pose potential conflicts arising from investments in competing real estate properties. Conflicts may also arise in the event OneCap is requested to invest in PPD projects. However, in no event will any investment be at less than fair market, third party terms. Also see "Certain Relationships and Related Transactions."

ITEM 2. PROPERTIES

Our corporate offices are located at 5440 West Sahara Avenue, 3rd Floor, Las Vegas, NV 89146. The Company subleases one floor of the office building, approximately 13,480 square feet, on a lease agreement entered into October 1, 2002, expiring in five years, with monthly payments of $24,972, and the remainder of the space is subleased to other tenants. The Company has subleased approximately 1,600 square feet of its facilities to an affiliated company, Copyright Media Corporation, under the same terms and conditions as the Company's lease terms. The Company believes that its facilities will be adequate for its operations in the next few years. During the current fiscal year, the Company purchased a 40% tenant in common interest in the office building for $2,435,201 with cash of $835,201 and a short term note of $1,600,000 at 5.5%
interest per annum, due in January 2005 with a six month extension option. The CEO of OneCap, Vincent Hesser, personally guaranteed the promissory note. OneCap Realty, a wholly owned subsidiary, is the property manager for the building.

Pacific Hilltop 2, LLC, owned 60% by OneCap Properties and a consolidated subsidiary, owns a commercially zoned, 3.92 acre property located in Henderson, Nevada. The Company plans to develop and lease commercial retail property on the site. A site plan has been developed for the property, and the Company's leasing agents are currently marketing the property to potential tenants. Building plans have been submitted to the City of Henderson for approval, and the Company expects to start construction the first quarter of 2005.

In the past fiscal year ending June 2003, Pacific Stonegate Nevada, LLC, and subsequently Harbors VV, LLC, owned and operated a well-established, 172-unit apartment complex in Las Vegas, Nevada. The property was sold to a third party on June 30, 2003, for a total of $9,460,000 in cash and a note, resulting in a net gain of $1,523,249. The property was zoned as a condominium project which resulted in a premium paid by the Buyer due to the fact that each unit could be sold to individual homebuyers at a higher value than in bulk to one apartment owner.

The Company's wholly owned subsidiary, OneCap Properties, completed the purchase of an approximate $22 million retail property in December 2002. The property is located on Las Vegas Boulevard and Convention Center Way and is triple-net-leased to Walgreen Co. for a minimum twenty-year term ending in the year 2020, and a ten-year permanent loan of $21,061,477 at 6.2% was financed on the property. The Company sold a 50% tenant in common interest in this property to a third party in June 2004. The sales price was $12,235,190 with $2,000,000 cash and assumption of $10,235,190 of the existing debt, resulting in a net gain of $933,004.

During the latest fiscal year ending June 30, 2004, the company sold its 10% tenant in common interest in a 200-acre parcel of land for a net gain of $707,894. The company acquired this interest as a consequence of procuring the loan for the acquisition of the property.

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

The first matter voted upon at the meeting was the election of directors. The following directors were elected:

                             Shares                    Shares                    Shares
Director                     Voted in Favor            Voted Against             Abstaining
-------------------------- -------------------       ------------------        --------------------
Vincent W. Hesser                8,382,126                 0                          0
Antony Santos                    8,382,126                 0                          0
Dana Rogers                      8,381,126                 0                      1,000

The second matter voted upon at the meeting was the approval of Beckstead & Watts, L.L.P., as the independent public accountants for the Company for the fiscal years ending June 30, 2003 and 2004. The results of the voting were 8,382,126 shares in favor, 0 shares against, and 0 shares withheld or abstaining.

              Additionally, in November 2003, the holders of a majority of the outstanding common stock of the Company approved, by written consent, an amendment to the Company's Certificate of Incorporation. The amendment effectuated a one-share-for-seven-shares reverse stock split, and increased the authorized capital of the Company from 20,000,000 shares of common stock to 50,000,000 shares of common stock, and from 5,000,000 shares of preferred stock to 10,000,000 shares of preferred stock. The reverse stock split became effective on December 29, 2003.

              The Company provided notice of the corporate action by providing an Information Statement on Schedule 14C, pursuant to Rule 14C-101, outlining the specific terms of the amendments. The definitive Information Statement was filed with the United States Securities and Exchange Commission on December 9, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) OneCap's Common Stock, par value $0.001 per share, was cleared for trading on the OTC Bulletin Board(R) (OTCBB(R)) under the ticker symbol "ONCP" on March 20, 2001. On December 29, 2003, the Company effectuated a seven-for-one reverse split of its stock and its ticker symbol was changed to "ONEA". The following table sets forth the monthly high and low prices for the Company's

Common Stock on the OTCBB for the past two fiscal years by quarter to June 30, 2004:

                    Date                              HIGH                  LOW
                                               -------------------- ---------------------
             Jul 1-Sep 30, 2002                       0.85                  0.27
             Oct 1-Dec 31, 2002                       0.76                  0.40
             Jan 1-Mar 31, 2003                       0.65                  0.40
             Apr 1-Jun 30, 2003                       1.01                  0.55
            Jul 1 - Sep 30, 2003                      0.70                  0.42
            Oct 1 - Dec 31, 2003                      0.60                  0.40
            Jan 1 - Mar 31, 2004                      5.00                  1.25
            Apr 1 - Jun 30, 2004                      2.50                  1.35

OTCBB quotations of OneCap's Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

The reverse stock split took effect December 29, 2003. All prices shown beginning in January 1, 2004, reflect post-reverse stock split prices.

(b) HOLDERS

On June 30, 2004, there were approximately 140 stockholders of record of the Company's Common Stock.

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

OVERVIEW
The Company's single-source business model represents an attractive way for both commercial and residential customers to maneuver through the complex real estate and financing process in a time-efficient, cost-effective manner. During the next year, OneCap plans on expanding its client base to obtain suitable revenue growth to consistently maintain each of its three divisions: Realty, Mortgage, and Properties. Currently, the Company maintains offices in Las Vegas, Nevada, and is working on attracting new clients, expanding its business with existing clients, obtaining new financing sources and financing products and obtaining the ability to provide services in other markets. The Company's goal is to focus its efforts in each division into transactions that should provide enhanced revenue yield on the future transaction volume. The Company has also begun operations related to private trust deed investing in its Commercial Finance division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. The Company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets through its subsidiary, OneCap Properties. The Company plans a geographic expansion in the Southwest United States, but its initial focus will be in the Nevada markets. The Company, independently or in connection with a strategic acquisition or affiliation, intends to gain an initial foothold in each new target market with the Company's financing services, then over time, introduce all of its services in that target market. Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Real estate markets vary in each region and local knowledge of a real estate market is essential to prudent business. The Company currently plans in most cases to affiliate with local real estate agents, developers, lenders, and real estate professionals who are believed to have substantial familiarity with the markets into which the Company is expanding. It is not possible at this time to predict if the Company will be successful in this effort. Any difficulties encountered by the Company in this regard could slow down its expansion plans. OneCap is aimed at developing long-term strategic relationships, concentrating on value-added client servicing and addressing customers' all-inclusive real estate needs. High-margin, value added services include assisting clients through the real estate process including acquisition, entitlement and planning, financing, development, leasing, and disposition. These relationships could provide greater market penetration in both existing and developing sales channels. The company is also currently developing many individual relationships through its private client group in anticipation of funding several private loans during the coming year to investors and developers.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended June 30, 2004 and 2003

Revenues

The Company's revenues totaled $9,067,310 for the current fiscal year ended June 30, 2004, a 66% increase compared to $5,446,033 for the fiscal year ended June 30, 2003. Revenues for the current fiscal year were $1,655,878 from 233 realty transactions, $4,787,336 from 134 mortgage transactions, $305,565 from 12 related party mortgage transactions, $2,173,127 from rental revenues, and $145,404 in mortgage service fee revenue. During the prior fiscal year ending June 30, 2003, revenues were $1,045,752, from 197 realty transactions, $1,277,479 from 89 mortgage transactions, $82,125 from one related party realty transaction, $387,969 from 13 related party mortgage transactions, $2,596,488 from rental revenues, and $56,220 in mortgage service fee revenue. Realty revenues increased $610,126, or 58% in fiscal year 2004; mortgage revenues increased $3,509,857, or 275%; related party realty revenues decreased $82,125, or 100%; related party mortgage revenues decreased $82,404, or 21%, service fee revenue increased $89,184, or 159%; and rental revenues decreased $423,361, or 16%.

A substantial increase in revenues is attributable to the increase in mortgage operations. Although the number of core realty transactions has increased by 18%, the net revenueS from those transactions have increased this year by 58%. The mortgage operations have also had similar increases; the number of transactions have only increased by 51%, but the revenues generated from those transactions have increased 275%. This has been primarily due to the focus of operations to commercial private lending in 2004. There are also fewer related party transactions during the current fiscal year as compared to the prior year, as the company continues to focus on outside third party business. A portion of revenues resulted from related party transactions from affiliated real estate development companies. Those related party gross revenues totaled $305,565 and $470,094 in the fiscal years 2004 and 2003, respectively, before commission expense.

Expenses

Operating Expenses totaled $6,199,779 this year compared to $4,749,761 in the last fiscal year, a 31% increase. Commission expense totaled $1,239,564, compared to $686,695 in the prior year, an increase of $552,869, or 81% from the prior year due to increased volume of loan fees and commission revenues. Rental expenses related to leased real property the company owns was $175,677 this year, compared to $1,005,414 in the prior year, an decrease of $829,737 due to the sale of the Stonegate rental assets in the prior fiscal year. General and Administrative expenses totaled $4,526,734 in the current fiscal year, a 78% increase compared to $2,537,485 last year. The increase resulted from higher expenses due to higher sales volume, and implementation of advertising and promotions programs. Depreciation and amortization also decreased to $257,804 this year from $411,667 last year, again due to a decrease in property owned by the Company.

Income (Loss) from Operations

Income from operations totaled $2,867,531 this fiscal year compared to $696,272 in the prior year ended June 30, 2003, an increase of 312%. One key factor provided this change; namely, an increase in loan fees and commissions generated from third party business.

Other Income and Expense

Interest and other income generated this year totaled $2,422,013 compared to $444,619 last year, an increase of 445%. This was attributable to higher balances and therefore investment earnings on cash, investments in loans, and investment in mortgage loans on real estate. Interest expense totaled $2,675,205 this year compared to $1,784,562 last year, an increase of 55%. This increase was primarily due to an increase of interest expense on short term notes payable. One of the company's subsidiaries also earned a $700,000 fee from assignment of a real estate contract to purchase a commercial property. The terms of the contract were negotiated via a bankruptcy estate sale at which time the Company obtained favorable terms based on market value. Gain on sale of real estate increased slightly and totaled $1,640,898 this year compared to $1,523,249 for the same period last year. In the current fiscal year, the Company sold a 50% tenant in common interest in its Walgreen property to a third party resulting in a net gain of $933,004 and a 10% tenant in common ownership in a large parcel of land for a net gain of $707,894, compared to a sale of the Stonegate assets in the prior fiscal year for a net gain of $1,523,249.

Net Income

Net Income before tax totaled $4,955,237 for the year ended June 30, 2004, compared to $879,578 in the prior fiscal year, a 463% increase. Net Income after tax was $3,286,930, or $1.91 per share, compared to net income of $569,439, or $0.45 per share in the prior fiscal year, a 477% increase. The weighted average number of shares outstanding were 1,720,310 and 1,263,830 in the years ended June 30, 2004 and 2003 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon the cash flow from operations and financing to provide for its capital requirements. At the end of June 30, 2004, the Company had cash on hand of $6,080,980, compared to $4,059,184 at June 30, 2003. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, sale of assets, or refinance of existing debt will be sufficient to provide for its capital operating requirements for at least the next 12 months. Historically, the Company has several short term notes payable outstanding at any given time, which are extended on an as needed basis. There is no guarantee that these notes will continue to be extended on terms favorable to the Company, or that the sale of any particular assets will generate a guaranteed amount of proceeds to the Company.

QUARTERLY FLUCTUATIONS

As of June 30, 2004, the Company has engaged in a number of third party transactions and related party transactions resulting in revenue for the latest fiscal year. Although the Company's plan is to ramp up the number of transactions from year to year, the real estate business is cyclical, and very dependent on client relationships and the regional economy. The Company's revenues to date have also resulted from many single, high revenue generating, transactions. The Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including consumer and client home buying patterns, changes in Nevada's commercial and residential real estate economy, addition or deletion of strategic alliances or business development milestone achievements, greater or fewer related party transactions, and changes resulting in competitive pricing structures.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Effective August 19, 2003, the Company dismissed Bradshaw, Smith & Co., LLP ("Bradshaw"), as its independent auditors and appointed Beckstead and Watts LLP ("Becstead & Watts") as its independent auditors. The report of Bradshaw on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion; and was not modified as to uncertainty, audit scope, or accounting principles. The dismissal of Bradshaw and the appointment of Beckstead & Watts was approved by the Company's Board of Directors. During the period from July 1, 2002 through August 19, 2003, there were no disagreements with Bradshaw, Smith & Co., LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Bradshaw, Smith & Co., LLP would have caused Bradshaw, Smith & Co., LLP to make reference to the matter in their report.
ITEM 8A.   CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to us, including our subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Listed below are the Company's directors whose terms expire at the next annual meeting of the shareholders. Set forth below is also certain information concerning the executive officers and key employees of the Company, including the business experience of each during the past five years.


                      NAME                       AGE                                           POSITION
         ------------------------------- --------------------- ---------------------------------------------------------------
         Vincent W. Hesser                        38           President, Chief Executive Officer and Director
         Heidi Williams                           37           Assistant Vice President - Mortgage Operations
         Eric Bordenave                           42           Vice President - Broker
         Tammy Hardcastle                         46           Secretary and Treasurer
         Dana Rogers                              40           Director
         Antony M. Santos                         38           Director
         ------------------------------- --------------------- ---------------------------------------------------------------

Vincent W. Hesser, President, Chief Executive Officer and Director - Mr. Hesser's areas of responsibility include coordinating the development of corporate policies, goals, and objectives relative to company operations; lender and investor relations; and financial performance and growth. Mr. Hesser oversees the Company's daily operations and business affairs to ensure that its business objectives are achieved. During his tenure as a finance executive at Pacific Properties (1992-1999), Mr. Hesser obtained project equity and debt financing for various real estate projects, and he oversaw the build-out of housing, apartment, and commercial real estate projects.

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

Mr. Hesser is a graduate of Southern Utah University (Class of 1990) and earned his Master of Accountancy degree, summa cum laude and with high distinction. He has obtained his CPA Certificate and also holds a general contractors' license in the State of Nevada. Mr. Hesser also accepted the position of Chairman of the Board on August 14, 2003.

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

Eric Bordenave, Vice President and Corporate Broker - Prior to joining OneCap, Mr. Bordenave was employed with the City of Las Vegas, Office of Business Development, as a Senior Project Development Officer from December 1994 to May 2000. Mr. Bordenave worked under the direction of the City Manager's Office and directly with the Director of the Office of Business Development. Mr. Bordenave's duties included project evaluation, financial analysis and acquiring and developing property for the City's Redevelopment Agency, the Las Vegas Technology Center and Las Vegas Enterprise business parks, community centers and golf courses.

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

Ms. Hardcastle holds a Bachelor degree in Accounting from the University of Nevada Las Vegas.

Dana Rogers, Director - Mr. Rogers has a 15-year professional background in selling, marketing and research, relating to homebuilding and real estate development companies, consumer products and services. Mr. Rogers has held senior level management positions as Vice President of Sales and Marketing, Vice President of Special Projects and Vice President of Business Development and has consulted for several organizations in Las Vegas. Mr. Rogers also previously owned and operated a Video Production and Marketing Research Company for three years in Las Vegas. He is presently the Vice President of Business and Marketing at Ryland Homes. From April 2002 to September 2003, he worked at OneCap as Director of Business Development. Before that, from May 2000 through March 2002, he worked as Vice President of Sales and Marketing for John Laing Nevada, and from February 1996 through May 2002, he worked as Marketing Manager at Pacific Properties/Pacific Homes.

During his career Mr. Rogers has successfully been involved in developing and implementing creative strategies in operations, business development, sales, and marketing for many prominent companies. Mr. Rogers received a Bachelor of Arts in Radio/TV and Film Production and a Bachelor of Science in Marketing from Cal

State Long Beach, and received his Masters of Business Administration degree with Honors from the University of Phoenix. Additionally, Mr. Rogers holds a Nevada Contractors license and a Nevada Real Estate Brokers License.

Antony M. Santos, Director - Mr. Santos was appointed director of OneCap on September 8, 2003, and is an attorney licensed with the State of Connecticut. He serves as General Counsel with NevWest Securities Corporation, d.b.a. OneCap Securities. Mr. Santos' focus is in securities and corporate law. His professional career began with an emphasis on commercial law and taxation, particularly international aspects of U.S. income taxation and cross-border commercial transactions. In 1996 he worked with the international law firm of Barros, Sobral & Gomes at their offices in Lisbon, Portugal. There, he cultivated a familiarity with European Union law and multinational commerce and privatization projects in emerging markets including Brazil, Mozambique and Portugal. In conjunction with his work in Lisbon, Mr. Santos also worked with Madeira Fiducia, an offshore tax consultancy firm in Funchal, Madeira. Subsequent to his work overseas, Mr. Santos worked with the law firm of Fazzano, Tomasiewcz, & Dewey in Hartford, Connecticut from 1996-1998. His work there included litigation and trial work, particularly involving corporate fraud and fiduciary issues. He joined NevWest Securities Corporation in April of 1999 as General Counsel and has worked with NevWest since then. Mr. Santos received his education at the University of Connecticut as both an undergraduate and graduate student in the Department of Economics undergraduate and masters programs. He received his J.D. at the University of Connecticut, School of Law. Mr. Santos served in the United States Marine Corps 4th Marine Expeditionary Brigade. He is a combat veteran of Desert Shield/Storm and participated in Operation Eastern Exit in Mogadishu, Somalia. In the course of this service, Mr. Santos earned the Kuwait Liberation Medal, Southwest Asia Medal, a Naval Unit Commendation, two Combat Action Ribbons, a Military Service Humanitarian Award and a Good Conduct Medal. Mr. Santos presently holds the following securities licenses: Series 7, 24, and 63.

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

           On February 25, 2004, Mr. Hesser received 1,250,000 shares of common stock of the Company. The transaction was reported on a Form 4 filed March
3, 2003.

           On April 29, 2004, the Company granted options to Mr. Hesser to purchase up to 1,000,000 shares of the Company's common stock. The transaction was reported on a Form 4 filed in May 2004.

           On April 29, 2004, the Company granted options to Ms. Hardcastle to purchase up to 25,000 shares of the Company's common stock. The transaction was reported on a Form 4 filed in May 2004.

           On April 29, 2004, the Company granted options to Mr. Bordenave to purchase up to 25,000 shares of the Company's common stock. The transaction was reported on a Form 4 filed in May 2004.

           On April 29, 2004, the Company granted options to Ms. Williams to purchase up to 15,000 shares of the Company's common stock. The transaction was reported on a Form 4 filed in May 2004.

           On April 29, 2004, the Company granted options to Mr. Santos to purchase up to 50,000 shares of the Company's common stock. The transaction was reported on a Form 4 filed in May 2004.

           On April 29, 2004, the Company granted options to Mr. Rogers to purchase up to 50,000 shares of the Company's common stock. The transaction was reported on a Form 4 filed in June 2004.

           Mr. Hesser, Ms. Hardcastle, Mr. Bordenave, and Ms. Williams all filed Forms 5 on September 3, 2004.

           Mr. Santos and Mr. Molasky filed Forms 5 on September 9, 2004.

           Mr Rogers's Form 5 was filed on October 5, 2004.

Audit Committee Financial Expert

           The Board of Directors has determined that we do not have an audit committee financial expert. We have been seeking to add an individual with these qualifications to our Board of Directors but have been unable to find a suitable individual. We continue to search for someone who meets the qualifications of an audit committee financial expert.

Code of Ethics

           On March 19, 2004, our Board of Directors adopted a Code of Ethics (the "Code"), that applies to its and our executive officers, including, among others, our chief executive officers and senior financial officers, as well as all of our employees at all levels, including our subsidiaries. The Code is designed to deter wrongdoing and to matters of business ethics including, but not limited to:

           o Business Ethics - The Code states that it is the policy of the Company that each employee should conduct his or her affairs with uncompromising honesty and integrity.

           o Public Reports - The Code notes that OneCap is a public reporting company, and expresses the policy that any employee who has a responsibility for assisting in preparation of public reports or other public filings must assure that the information contained in the report or filing is complete, accurate, and true in every respect.

           o Conflicts of Interest - The Code discusses possible situations of conflicts of interest, and requires that potential conflicts of interest be cleared through the Company's Audit Committee

           o The Code prohibits gifts, bribes, or kickbacks being given or received by OneCap employees. Additionally, the Code prohibits: loans to officers or directors; improper use or theft of Company property; falsifying records; abuse of Company, customer, associate, or vendor information; gathering information regarding competitors of the Company; defamation or misstatements; and improper use of Company or third-party software.

           We have included a copy of our Code of Ethics as an exhibit to this annual report, and intend to post it on our website. Additionally, we undertake to provide to any person without charge, upon request, a copy of our Code of Ethics. Such request may be made in writing to the Board of Directors at our address listed on the first page of this report.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTORS' MEETINGS AND COMPENSATION

The Company's operations are managed under the broad supervision of the Board of Directors, that has ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. The Board members and executives serving as board members had no compensation unless listed below under "compensation of executive officers" during the fiscal year ended June 30, 2004.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table provides certain summary information concerning compensation paid or accrued during the last fiscal year to the Company's President and Chief Executive Officer and to each of the paid executive officers and key employees of the Company, determined as of the end of the last three fiscal years (the "Named Executive Officers"):




                                                         Annual Compensation                     Long Term Compensation
---------------- ---------------------- ------------------------------------------------- ------------------------------------
    Name of      Position with Company  Fiscal      Salary      Bonus         Other            Awards           All Other
  Individual                              Year                                                                Compensation
---------------- ---------------------- --------- ----------- ----------- --------------- ----------------- ------------------
Vincent W.       President, Chief         2002     200,000           0          0                0                  0
Hesser           Executive Officer
                 and Director (1)

                                          2003     200,000      14,763          0                0                  0

                                          2004     251,282     328,347          0                0                  0

Heidi Williams   Vice President -         2002      55,000       3,300          0                0                  0
                 Mortgage Operations

                                          2003      71,154      21,946          0                0                  0

                                          2004      74,423      60,269          0                0                  0

Eric Bordenave   Vice President -         2002      90,000      15,445          0                0                  0
                 Broker

                                          2003      90,000           0          0                0                  0

                                          2004      90,000       5,000          0                0                  0

Tammy            Secretary and            2002      24,000           0          0                0                  0
Hardcastle       Treasurer (1)

                                          2003      93,077       7,500          0                0                  0

                                          2004     103,183      75,000          0                0                  0
---------------- ---------------------- --------- ----------- ----------- --------------- ----------------- ------------------

(1) Mr. Hesser and Ms. Hardcastle also were employed and compensated by various affiliated companies over the years ended 2002, 2003, and 2004.

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

The following Option/SAR Grants Table sets forth the individual grants of stock options made in fiscal 2004 to the Company's Executive Officers, Directors and key employees named in the Summary Compensation Table above.

                    Option/SAR Grants in the Last Fiscal Year
                               (Individual Grants)

              Name     Shares Underlying Options    % of Total Options Granted       Exercise Price        Expiration Date
                                Granted                   in Fiscal 2004              ($ per share)
---------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Vincent Hesser                 1,000,000                      82.34%                     $1.65                01/01/09
---------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Heidi Williams                    15,000                       1.24%                     $1.50                01/01/09
---------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Eric Bordenave                    25,000                       2.06%                     $1.50                01/01/09
---------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Tammy Hardcastle                  25,000                       2.06%                     $1.50                01/01/09
---------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Dana Rogers                       50,000                       4.17%                     $1.50                01/01/09
---------------------- --------------------------- ------------------------------ ---------------------- ---------------------
Antony M. Santos                  50,000                       4.17%                     $1.50                01/01/09
---------------------- --------------------------- ------------------------------ ---------------------- ---------------------


The options granted to Mr. Hesser, Mr. Rogers, and Mr. Santos vest in full and are exercisable on January 1, 2005. The options granted to Mr. Bordenave, Ms. Hardcastle, and Ms. Williams vest in full and exercisable on January 1, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 2004, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, key employees and by all officers, directors, and key employees as a group. As of October 1, 2004, there were 2,538,888 shares issued and outstanding of the Company's Common Stock. The named beneficial owner has, to the Company's knowledge, sole voting and investment power with respect to the shares listed as owned by such owner. Unless indicated otherwise, the address of the stockholder is our principal executive offices, 5440 W. Sahara Ave, 3d Floor, Las Vegas, NV 89146

                         Common Stock Beneficially Owned


          Name of Beneficial Owner                         Number of Shares                             % of Class

Vincent W. Hesser                                           1,530,214 (1)                                 60.27%

Eric Bordenave                                                  8,029 (2)                                    *

Heidi Williams                                                    357 (3)                                    *

Tammy Hardcastle                                                    0 (4)                                    *

Antony M. Santos                                                2,871 (5)                                    *

Dana Rogers                                                         0 (6)                                    *

Steven D. Molasky                                             722,857                                     28.47%
3111 S. Maryland Parkway
Las Vegas, NV 89109

All Officers and Directors as a Group                       1,541,471 (7)                                 60.71%
(6 Persons)
--------------------------------------------- ------------------------------------------- ----------------------------------------

* Less than one percent.

(1) During December 2003, the Company's one-share-for-seven-shares reverse stock split took effect, pursuant to which Mr. Hesser's 1,961,500 shares were reverse split into 280,214 shares of common stock. Mr. Hesser subsequently received an additional 1,250,000 shares of stock, which vest at a rate of 250,000 per year for five years. Mr. Hesser's ownership of the aggregate amount of those shares is reflected in the table above. In April 2004, 250,000 unexercised options held by Mr. Hesser outstanding at the time of the reverse stock split were canceled. Does not include options to purchase 1,000,000 shares which are not exercisable now or within 60 days.

(2) During December 2003, the Company's one-share-for-seven-shares reverse stock split took effect, pursuant to which Mr. Bordenave's 66,200 shares were reverse split into 9,457 shares of common stock. In April 2004, 102,500 unexercised options held by Mr. Bordenave outstanding at the time of the reverse stock split were canceled. Does not include options to purchase 25,000 shares which are not exercisable now or within 60 days.

(3) During December 2003, the Company's one-share-for-seven-shares reverse stock split took effect, pursuant to which Ms. Williams's 2,500 shares were reverse split into 357 shares of common stock. In April 2004, 17,500 unexercised options held by Ms. Williams outstanding at the time of the reverse stock split were canceled. Does not include options to purchase 15,000 shares which are not exercisable now or within 60 days.

(4) In April 2004, 20,000 unexercised options held by Ms. Hardcastle outstanding at the time of the reverse stock split were canceled. Does not include options to purchase 25,000 shares which are not exercisable now or within 60 days.

(5) During December 2003, the Company's one-share-for-seven-shares reverse stock split took effect, pursuant to which Mr. Santos's 9,900 shares were reverse split into 1,414 shares of common stock, and the 10,200 shares held by NevWest Securities Corp., of which Mr. Santos has an approximate 10% ownership interest, were reverse split into 1,457 shares. Does not include options to purchase 50,000 shares which are not exercisable now or within 60 days.

(6) Does not include options to purchase 50,000 shares which are not exercisable now or within 60 days.

(7) Consisting of 1,541,471 shares. Does not include options to purchase 1,165,000 shares which are not exercisable now or within 60 days.

OPTION PLANS

           The following table sets forth information about the Company's 2004 Stock Option Plan, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the 2004 Plan.

------------------------------ -------------------------------- --------------------------------- --------------------------------
                                 Number of securities to be     Weighted average exercise price   Number of securities remaining
                                   issued upon exercise of          of outstanding options,        available for future issuance
                               outstanding options, warrants,         warrants, and rights        under equity compensation plans
Plan Category                            and rights
------------------------------ -------------------------------- --------------------------------- --------------------------------
Equity compensation plans                                0      $                              0                                0
approved by shareholders
------------------------------ -------------------------------- --------------------------------- --------------------------------
Equity compensation plans not  2004 Plan         1,214,500      $                           1.62                        3,785,500
approved by shareholders*
------------------------------ -------------------------------- --------------------------------- --------------------------------
Total                                            1,214,500      $                           1.62                        3,785,000
------------------------------ -------------------------------- --------------------------------- --------------------------------


* The Company's board of directors adopted the 2004 Plan in March 2004. The two principal shareholders of the Company also approved the adoption of the 2004 Plan in March 2004. The Company intends to present the adoption of the 2004 Plan for approval by all of the shareholders of the Company at the 2004 Annual Meeting of Shareholders.

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

Related Party Transactions

During the current fiscal year, the Company entered into several transactions in which the buyer, seller, or borrower was controlled by a related party (owned or a majority owned by OneCap's directors, officers, or employees). The following table outlines these related party transactions in which the Company has engaged during the Company's current fiscal year ending June 30, 2004:


----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
 Payment Amount     Transaction      Revenue %    Transaction Type                Details                    Entity
                       Volume
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $23,500          $750,000         3.13%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $41,500        $1,350,000         3.07%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $45,000        $1,500,000         3.00%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $81,000        $2,700,000         3.00%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $60,000        $2,000,000         3.00%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------



         $40,500        $1,350,000         3.00%  Mortgage Broker   OneCap procured a loan for a            Pacific
                                                        Fee         related entity                       Properties LLC
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $13,765        $3,983,600         0.35%  Mortgage Broker   OneCap procured various home          Various (5)
                                                        Fee         mortgage loans for officers and
                                                                    directors
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
            $300               n/a                  Reconveyance    OneCap miscellaneous fees earned      Various (1)
                                                        Fees        from a related entities
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
        $305,565       $13,633,600         2.24%                    Total Related Party Revenues

----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------
         $34,944        N/A             N/A         Sublease by     OneCap subleases some of its           Copyright
                                                     OneCap to      existing space to a related              Media
                                                  Copyright Media   company at the same lease terms       Corporation
                                                                    provided to OneCap
----------------- ----------------- ------------- ----------------- ------------------------------------ ---------------

During the year ended June 30, 2004, the Company sold $11,125,640 in loans to the OneCap Real Estate Fund 1, LLC pursuant to the terms of the operating agreement of the Fund which permits the Fund to acquire loans from the Company. The Company sold the loans at face value and did not recognize any gain or loss from the transactions. The manager of the Fund is OneCap Partners LLC, an affiliated company owned by OneCap's directors and officers.

During the year ended June 30, 2004, the Company originated mortgage home loans totaling $3,983,600 to Company employees, officers, directors, and family members.

During the year ended June 30, 2004, the Company, its officers, directors, employees, or family members, had profit participation positions in seven borrowers that originated loans with the Company.

ITEM 13. EXHIBITS AND REPORTS

(a) Exhibits. The exhibits as indexed below are included as part of this annual report on Form 10-KSB.

EXHIBIT INDEX

The following documents are incorporated herein by reference:


--------------- -------------------------------------------------------------------------------------- ---------------------
Exhibit Number  Description                                                                            Page Number and
                                                                                                       Filing Method
--------------- -------------------------------------------------------------------------------------- ---------------------
1.1             Placement Agent Agreement with NevWest Securities Corporation dated July 16, 2001      **
--------------- -------------------------------------------------------------------------------------- ---------------------
3.1             Articles of Incorporation of the Company filed June 7, 1999                            *
--------------- -------------------------------------------------------------------------------------- ---------------------
3.2             By-Laws of the Company adopted June 7, 1999                                            *
--------------- -------------------------------------------------------------------------------------- ---------------------
10.1            Sublease Agreement with Sierra Pacific Energy Corporation, dated July 9, 2000          *
--------------- -------------------------------------------------------------------------------------- ---------------------
10.2            Sublease Agreement with Pacific Properties and Development LLC, dated July 9, 2000     **
--------------- -------------------------------------------------------------------------------------- ---------------------
10.3            Promissory Note from Pacific Properties and Development LLC, dated June 28, 2001       **
--------------- -------------------------------------------------------------------------------------- ---------------------
10.4            Promissory Note with Bank of America, dated August 28, 2000                            **
--------------- -------------------------------------------------------------------------------------- ---------------------
10.5            Employment Agreement between the Company and Vincent W. Hesser, dated February 25,     ***
                2004
--------------- -------------------------------------------------------------------------------------- ---------------------



14              Code of Ethics                                                                         ****
--------------- -------------------------------------------------------------------------------------- ---------------------
31.1            Certification of President                                                             ****
--------------- -------------------------------------------------------------------------------------- ---------------------
31.2            Certification of Chief Financial Officer                                               ****
--------------- -------------------------------------------------------------------------------------- ---------------------
32.1            Certification of President and Chief Financial Officer under Section 906 of the        ****
                Sarbanes-Oxley Act of 2002
--------------- -------------------------------------------------------------------------------------- ---------------------
99.1            Stock Option Plan adopted by the Board of Directors on July 27, 2000                   *
--------------- -------------------------------------------------------------------------------------- ---------------------
99.2            2004 Stock Option Plan, adopted by the Board of Directors on March 24, 2004            *****
--------------- -------------------------------------------------------------------------------------- ---------------------

* Previously filed by the Company on Form 10-SB, filed with the Commission on August 24, 2000, File No. 000-31369.

** Previously filed by the Company with its 2001 Annual Report on Form 10-KSB, filed with the Commission on October 1, 2001.

*** Previously filed by the Company as Exhibit 10 to its Current Report on Form 8-K, filed with the Commission on March 3, 2004.

****  Filed herewith.

***** Previously filed by the Company as Exhibit 99 to its Registration Statement on Form S-8, filed with the Commission on April 9, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

           The aggregate fees billed for the fiscal year ended June 30, 2004, for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 were $49,000.

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

(2) AUDIT-RELATED FEES

           The aggregate fees billed for the fiscal year ended June 30, 2003, for assurance and related services by Beckstead and Watts, LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2004 were $5,000. The services provided in connection with those fees were the Company's HUD audit.

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

(3) TAX FEES

           The aggregate fees billed for the fiscal year ended June 30, 2004, for professional services rendered by Bradshaw Smith & Co., LLP, for tax compliance, tax advice, and tax planning were $8,500. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

           The aggregate fees billed for each of the fiscal years ended June 30, 2003 and 2002, for professional services rendered by Bradshaw Smith & Co., LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $10,464 and $8,680, respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

           The aggregate fees billed in each of the fiscal year ended June 30, 2004, for products and services provided by Beckstead and Watts, LLP, other than those services reported above, were $0.

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

                                      ONECAP


                                      By /s/ Vincent W. Hesser
                                        ---------------------------------------
                                      Vincent W. Hesser
                                      President and Chief Executive Officer

Date:  October ___, 2004

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Vincent W. Hesser           Director, President, CEO       October __, 2004
--------------------------
Vincent W. Hesser               (Principal Executive Officer)


/s/ Tammy Hardcastle            Chief Financial Officer        October __, 2004
--------------------------
Tammy Hardcastle                (Principal Accounting Officer)

BECKSTEAD AND WATTS, LLP
Certified Public Accountants
                                                          3340 Wynn Road, Ste. B
                                                         Las Vegas, Nevada 89102
                                                               702.257.1984 tel.
                                                                702.362.0540 fax

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
of OneCap
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of OneCap and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OneCap and Subsidiaries as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

BECKSTEAD AND WATTS, LLP


/s/ Beckstead and Watts, LLP


September 29, 2004
Las Vegas, Nevada

OneCap
Consolidated Balance Sheet
June 30, 2004






          ASSETS
Cash                                                                          $            6,080,980
Restricted cash                                                                              150,000
Accounts receivable (net of allowance of $8,385)(Note 5)                                     518,779
Notes and loans receivable - related party                                                   152,746
Investment in mortgage loans on real estate (Note 6)                                       5,313,894
Real estate held for development and sale (Note 7)                                         1,860,672
Investments (Note  8)                                                                      1,515,394
Other assets                                                                                 588,692
Property and equipment:
   Operating real property                                                                13,512,734
   Other property and equipment                                                              429,966
   Less accumulated depreciation                                                            (341,298)
                                                                              -----------------------
      Net Property                                                                        13,601,402
                                                                              -----------------------

                                           Total assets                       $           29,782,559
                                                                              =======================




       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                        $              709,433
Income taxes payable                                                                       1,037,249
Notes payable (Note 10)                                                                   20,565,684
                                                                              -----------------------

                                           Total liabilities                              22,312,366
                                                                              -----------------------

Commitments and contingencies                                                                      -

Minority interest                                                                          1,896,870
                                                                              -----------------------

Stockholders' equity
Preferred stock, $.001 par value; 10 million shares authorized,                                    -
   no shares issued and outstanding
Common stock, $.001 par value; 50 million shares authorized,                                   1,289
   2,538,888 shares issued and outstanding
Additional paid-in capital                                                                 2,273,790
Prepaid stock-based compensation                                                          (1,340,500)
Retained earnings                                                                          4,701,920
Less treasury stock - 11,443 shares at cost                                                  (63,176)
                                                                              -----------------------

                                           Total stockholders' equity                      5,573,323
                                                                              -----------------------

                                           Total liabilities and
                                           stockholders' equity               $           29,782,559
                                                                              =======================

The accompanying notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Operations
For the years ended June 30, 2004 and 2003



                                                                                            For the years ended June 30,
                                                                                  --------------------------------------------------
                                                                                            2004                       2003
                                                                                  --------------------------------------------------

Revenues
     Loan fees and commission revenue                                             $             6,443,214    $            2,323,231
     Loan fees and commission revenue - related parties                                           305,565                   470,094
     Service fee revenue                                                                          145,404                    56,220
     Rental revenue                                                                             2,173,127                 2,596,488
                                                                                  ------------------------   -----------------------
                Total revenues                                                                  9,067,310                 5,446,033
                                                                                  ------------------------   -----------------------

Expenses
     Commission expense                                                                         1,239,564                   686,695
     Public relation and consulting expense                                                             -                   108,500
     Rental expenses                                                                              175,677                 1,005,414
     General and administrative expenses                                                        4,526,734                 2,537,485
     Depreciation and amortization                                                                257,804                   411,667
                                                                                  ------------------------   -----------------------
                Total expenses                                                                  6,199,779                 4,749,761
                                                                                  ------------------------   -----------------------

                Income from operations                                                          2,867,531                   696,272

Other income (expense)
     Interest and other income                                                                  2,422,013                   444,619
     Interest expense                                                                          (2,675,205)               (1,784,562)
     Fee from contract assignment (Note 7)                                                        700,000                         -
     Gain on Sale of real estate (Note 8)                                                       1,640,898                 1,523,249

                                                                                  ------------------------   -----------------------
                Net income before income taxes and minority interest                            4,955,237                   879,578

Minority interest                                                                                       -                         -
                                                                                  ------------------------   -----------------------

                Net income before income taxes                                                  4,955,237                   879,578

Income tax expense (benefit)
     Current federal                                                                            1,415,699                   357,039
     Deferred federal                                                                             252,608                   (46,900)
                                                                                  ------------------------   -----------------------
                                                                                                1,668,307                   310,139
                                                                                  ------------------------   -----------------------

Net income                                                                        $             3,286,930    $              569,439
                                                                                  ========================   =======================

Earnings per common share - basic and fully diluted                               $                  1.91    $                 0.45
                                                                                  ========================   =======================

Weighted average number of common shares outstanding -                                          1,720,310                 1,263,830
                                                                                  ========================   =======================
basic and fully diluted

The accompanying notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Changes in Stockholders' Equity
For the year ended June 30, 2004



                                   Common Stock                       Additional       Prepaid                         Total
                             -------------------------
                                                           Treasury     Paid-in        Stock-based    Retained     Stockholders'
                               Shares       Amount          Stock       Capital        Compensaton    Earnings        Equity
                             ----------- ------------- ------------- --------------   ------------  -------------- --------------

Balance as of June 30, 2002   1,258,888   $     1,259       (38,455)       604,250              -         845,550      1,412,604

Treasury stock purchased              -             -       (24,721)             -              -               -        (24,721)

Shares issued for services       30,000            30             -        108,290              -               -        108,320

Net income                            -             -             -              -             -          569,439        569,439
                             ----------- ------------- ------------- --------------   ------------  --------------   ------------

Balance as of June 30, 2003   1,288,888         1,289       (63,176)       712,540              0       1,414,989      2,065,642

Shares issued                 1,250,000             -             -      1,561,250     (1,561,250)           -                 0

Expense recognized from               -             -             -              -        220,750           -            220,750
stock-based compensation

Net income                            -             -             -              -             -        3,286,930      3,286,930
                             ----------- ------------- ------------- --------------   ------------  -------------- --------------


Balance as of June 30, 2004   2,538,888   $     1,289   $   (63,176) $   2,273,790    $(1,340,500)  $   4,701,919  $   5,573,322
                             =========== ============= ============= ==============   ============  ============== ==============


The accompanying notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Cash Flows
For the years ended June 30, 2004 and 2003


                                                                                        For the years ended June 30,
                                                                            ------------------------------------------------------
                                                                                         2004                         2003
                                                                            ------------------------------------------------------

Cash flows from operating activities:
     Net income                                                             $               3,286,931     $               569,439
     Adjustments to reconcile net income to
     net cash used by operating activities:
          Stock-based compensation                                                            220,750                           -
          Depreciation and amortization                                                       257,804                     411,667
          Shares issued for public relations and consulting expense                                 -                     108,500
          Gain on sale                                                                     (1,640,898)                 (1,523,249)
          Changes in operating assets and liabilities:
              Restricted cash                                                                       -                    (150,000)
              Accounts receivable                                                            (184,187)                   (124,335)
              Other assets                                                                   (362,673)                   (237,043)
              Prepaid expense                                                                  23,844                           -
              Accounts payable and other liabilities                                         (230,796)                    613,914
              Income tax receivable                                                                 -                     130,500
              Deferred income tax payable                                                     185,608                           -
              Deferred tax asset, non-current                                                  67,000                           -
              Income tax payable                                                              494,602                     347,339
                                                                            --------------------------   -------------------------
                           Net cash provided by operating activities                        2,117,985                     146,732
                                                                            --------------------------   -------------------------

Cash flows from investing activities:
     Purchase of real property                                                              8,519,503                    (305,740)
     Proceeds from real estate sale                                                         1,640,898                   1,593,841
     Purchase of real estate held for development and sale                                    (62,805)                   (139,110)
     Purchase of investments                                                               (1,219,397)                   (295,997)
     Increase in notes receivable                                                                   -                     (28,695)
     Decrease in investment in mortgage loans on real estate                                8,654,687                  (7,260,873)
     Decrease in notes and loans receivable - related party                                   146,626                     400,601
                                                                            --------------------------   -------------------------
                           Net cash provided (used) by investing activities                17,679,512                  (6,035,973)
                                                                            --------------------------   -------------------------

Cash flows from financing activities:
     Increase in minority interest                                                                  -                           -
     Increase in restricted cash                                                                    -                           -
     Net proceeds from notes payable                                                                -                  10,265,392
     Purchase of treasury stock                                                                     -                     (24,721)
     Payments on notes payable                                                            (17,775,701)                   (737,262)
                                                                            --------------------------   -------------------------
                           Net cash (used) provided by financing activities               (17,775,701)                  9,503,409
                                                                            --------------------------   -------------------------

                           Net increase in cash                                             2,021,796                   3,614,168
                           Cash at beginning of year                                        4,059,184                     445,016
                                                                            --------------------------   -------------------------
                           Cash at end of year                              $               6,080,980    $              4,059,184
                                                                            ==========================   =========================

The accompanying notes are an integral part of these financial statements.

Supplemental disclosure of cash flow information:
     Cash paid for interest expense                        $               2,675,205    $              1,657,062
                                                           ==========================   =========================
     Cash paid for income taxes                            $                 625,000    $                      -
                                                           ==========================   =========================


     Non-cash transactions:
     During the year ended June 30, 2004, the Company issued 1,250,000 share of its $0.001 par value common stock to an officer as part of employment agreement valued at $1,561,250.


The accompanying notes are an integral part of these financial statements.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
OneCap (the "Company") was incorporated in the State of Nevada on June 7, 1999. The Company conducts its operations through OneCap Mortgage, OneCap Realty, and OneCap Properties, all wholly owned subsidiaries incorporated in the State of Nevada. OneCap Mortgage operates as a licensed Nevada mortgage broker. OneCap Mortgage is engaged in the brokerage and placement of land, acquisition and development, construction, mezzanine, permanent, commercial and residential mortgage loans secured by real property. OneCap Realty operates as a licensed Nevada Real Estate Broker. OneCap Realty is engaged in client representation of commercial, and residential real property acquisitions and dispositions. OneCap Properties operates as an owner, equity participant, and developer of real estate properties. OneCap Properties is engaged in the purchase, ownership, equity participation, construction, and development of to-be-built or existing real estate properties, and is a Nevada B2 classification licensed contractor.

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

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate properties held for development and sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. The net carrying values of operating properties are classified as properties held for sale when the properties are actively marketed, their sale is considered probable within one year, and various other criteria relating to their disposition are met. Depreciation of these properties is discontinued at that time, but operating revenues, interest, and other operating expenses continue to be recognized until the date of sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating, depreciation is resumed, depreciation for the period the properties were classified as held for sale is recognized, and deferred selling costs, if any, are charged to earnings.

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

INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investments in mortgage loans on real estate are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis'." These appraised values do not reflect immediate sales values, which may be substantially less.

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

The Company maintains an allowance for loan losses on its investment in loans for estimated credit impairment in the Company's investment in loans portfolio. The Company's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions, and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

       Furniture and office equipment                     3 to 7 years
       Buildings and improvements                         10 to 40 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment at June 30, 2004.

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

Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. The net carrying values of operating properties are classified as properties held for sale when the properties are actively marketed, their sale is considered probable within one year, and various other criteria relating to their disposition are met. Depreciation of these properties is discontinued at that time, but operating revenues, interest, and other operating expenses continue to be recognized until the date of sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating, depreciation is resumed, depreciation for the period the properties were classified as held for sale is recognized, and deferred selling costs, if any, are charged to earnings.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were approximately $237,410 and $126,417 for the years ended June 30, 2004 and 2003, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

STOCK REPURCHASE PROGRAM

In March 2002, the Company's Board of Directors approved a stock repurchase program whereby up to $500,000 worth of common stock may be purchased from time to time at the discretion of management. As of June 30, 2004, the Company had purchased 11,443 shares at a total cost of $63,176. The repurchased shares are held as treasury stock, recorded at cost, and are available for general corporate purposes.

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS 123") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of SFAS 123, to stock- based employee compensation:


                                                                            2004                      2003
                                                                   -----------------------     --------------------
Net income, as reported                                             $        3,286,930          $       569,439
Deduct: Total stock-based employee compensation expense                              0                  (26,347)
determined under fair value based methods for all awards,
net of related tax effects
                                                                   =======================     ====================
Pro forma net income                                                $        3,286,930          $       543,092
                                                                   =======================     ====================
Net income per common share
      Basic earnings per share, as reported                         $             1.91          $          0.45
      Basic earnings per share, pro forma                           $             1.91          $          0.45

As required, the pro forma disclosures above include options granted during each fiscal year. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46 if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities' (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return. Implementation had no effect on results of operations for the year. The Company continues to evaluate its relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

NOTE 2 - CASH AND EQUIVALENTS

The Company maintains cash balances in non-interest-bearing accounts that may at times exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company included in its $6,080,980 cash balance, "cash held in trust" totaling $4,466,405 on June 30, 2004.

NOTE 3 -- RESTRICTED CASH

The Company maintains restricted cash as required by the lender on commercial rental property. The Company must maintain a minimum of $150,000. The funds are held at a federally-insured bank, and in the event of sale or refinance of the property, the funds including accrued interest will be refunded to the Company.

NOTE 4 -- RELATED PARTY TRANSACTIONS

           Notes and loans receivable:

As of June 30, 2004, notes and loans receivable, related parties consisted of the following:

        Onecap Partners, owned by two significant stockholders, advanced to manager of Onecap                  68,350
        Real Estate Fund.

        Note receivable from Copyright Media of Nevada, a company owned by a significant 72,632 stockholder and an officer, unsecured, non-interest bearing, due on demand.

        Commission advances to real estate agents, unsecured, non-interest bearing, due upon                   11,764
        closings of sales transactions.
                                                                                                 ---------------------
                                                                                                  $           152,746
                                                                                                 =====================

       The Company recognized interest income from notes and loans receivable, related parties totaling $0 and $29,719 during the year ended June 30, 2004 and 2003, respectively.

Loans sold to real estate fund

During the year ended June 30, 2004, the Company sold $11,125,640 in loans at cost to the OneCap Real Estate Fund I, LLC (the "Fund") pursuant to the terms of the Operating Agreements of the Fund which permits the Fund to acquire loans from the Company if the loans were originated to facilitate a sale to the Fund and provided that the price paid is no greater than the Company's cost. The Fund's managing member is a company which is owned by the Company's officer and the Company's other major shareholder.

Revenues

A portion of the Company's revenue is derived from commercial loan closings and commissions from land sales for related entities in which a significant stockholder has an ownership interest. During the year ended June 30, 2004, twelve transactions totaled $305,565, or 3.4% of gross revenues, from related parties. During the year ended June 30, 2003, fourteen transactions totaled $470,094, or 8.6% of gross revenues, from related parties.

During the years ended June 30, 2004 and 2003, the Company originated mortgage loans totaling $3,983,600 and $835,127, respectively, to Company employees, officers, directors, and family members of which there were 0%-3.2% loan origination and servicing fees totaling $20,111 and $11,057, respectively.

      Office space

The Company subleased office space to Pacific Properties and Development, LLC, a company owned by the majority stockholder. The sublease commenced August 1, 2000 and expired February 28, 2003. During the year ended June 30, 2004 and 2003, the Company received $0 and $78,558, respectively, under the sublease. The lease was not renewed.

The Company subleased office space to NevWest Securities, Inc., a Company stockholder and corporate consulting firm for the Company. The sublease commenced June 15, 2003, and expires June 14, 2008. During the year ended June 30, 2004, the Company received $113,244 under the sublease.

The Company subleased office space to Copyright Media of Nevada, a company owned by a majority stockholder and an officer. The sublease commenced April 1, 2003 and expires September 30, 2007. During the year ended June 30, 2004 and 2003, the Company received $34,944 and $8,736, respectively, under the sublease.

      Service fee revenue

During the years ended June 30, 2004 and 2003, the Company serviced loans for entities managed by a company owned by a significant shareholder. The Company earned $36,344 or 24% of gross service fee revenue and $12,959 or 23% of gross service fee revenue from servicing the loans during the years ended June 30, 2004 and 2003, respectively. Service fees are not impacted by the performance of the borrowers. We receive a set amount for each loan serviced.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company services loans which have been arranged for the investor parties through a servicing agreement. Accounts receivable represent extension, interest, and loan placement fees earned but not yet received. As of June 30, 2004, accounts receivable totaling $518,780 was net of allowance for doubtful accounts of $8,385.

Loan placement fees related to mortgage loans held by us as an investment would be deferred if the maturity of such loans are beyond twelve months from the reporting period of such financial statements. However, we will continue to analyze each mortgage loan held as an investment to ascertain that such loan placement fee is not material to which deferral of such fee is required in accordance with paragraph 27 c of Financial Accounting Standards No. 91 ("FAS 91") ensuring that the financial statements taken as a whole are materially correct.

NOTE 6 -- INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investment in mortgage loans on real estate consisted of the following as of June 30, 2004:

Note receivable from Aquillard, secured by real property through a first trust deed,    $              11,670
bearing interest at 13%, payable in interest only installments of $126.42 per month, due in March 2005.

Notes receivable from Bubbles/Summerlin, secured by a 2nd trust deed, bearing                         250,000
interest at 15%, payable in interest only installments of $3,125.00 per month, due in October 2004

Notes receivable from McDonald Ranch pads 1, 5, 6 secured by real property through a                   28,275
first trust deed, bearing interest at 12%, payable in interest only installments of
$282.75 per month, due in February 2005.

Notes receivable from Parker, secured by real property through a first trust deed,                     11,000
bearing interest at 12.5%, payable in interest only installments of $114.58 per month, due in September 2005.

Notes receivable from Merchant-La Cholla, secured by real property through a first                     13,600
trust deed, bearing interest at 12.5%, payable in interest only installments of
$141.66 per month, due in January 2005.

Notes receivable from South Shore, secured by real property through a first trust                   1,509,434
deed, bearing interest at 13%, payable in interest only installments of $16,352.20 per month, due in January 2005.

Notes receivable from St. Thomas, secured by real property through a first trust                       25,000
deed, bearing interest at 14%, payable in interest only installments of $291.66 per month, due in October 2004.

Notes receivable from Paseo Verde, secured by real property through a first trust                   1,399,664
deed, bearing interest at 14.25%, payable in interest only payments of $16,621.00 per month, due in December 2004.

Notes receivable from Tioga/Oakey #10, secured by real property through a first                        80,625
trust deed, bearing interest at 13%, payable in interest only installments of
$873.43 per month, due in February 2005.

Notes receivable from D. Lange, secured by a 2nd trust deed, bearing interest at 52,080 20%, payable in interest only installments of $867.99 per month, due in October 2004.

Note receivable from Sunrise Valley, secured by real property through a first trust                 1,932,549
deed, bearing interest at 12%, payable in interest only payments of $19,325.49 per month, due in April 2007.
                                                                                       -----------------------

                                                                                        $           5,313,897
                                                                                       =======================

We analyze our investment in loans and investments in mortgage loans periodically for allowance for loan loss and impairments in accordance with FAS 5, FAS 114, and FAS 121. As of June 30, 2004, loans related to investment in loans and investments in mortgage loans were performing with respect to the terms of the loan agreements. Accordingly, we do not believe an allowance for loan loss or impairment was considered necessary as of June 30, 2004. We will continue to monitor our loans periodically throughout the next fiscal year.

NOTE 7 -- REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale as of June 30, 2004, consisted of 3.92 acres of undeveloped real property located in Henderson, Nevada.

The Company capitalized interest and other costs totaling $0 and $136,611 as a component of real estate held for development and sale during the years ended June 30, 2004 and 2003, respectively.

The Company had a contract to purchase a commercial building in Las Vegas for $5,300,000. The Company assigned a portion of the contract to a third party for an assignment fee of $700,000.

NOTE 8 - INVESTMENTS

The Company invests in companies that are accounted for on the equity method of accounting. Investments consist of the following: (1) 20% interest in Copyright Media, Inc. an advertising and marketing company; (2) 19% interest in NevWest, Inc. a company engaged in securities consulting; (3) 20% interest in D'Nal 3, LLC, a company engaged in the acquisition and development of raw land; (4) 7% interest in Ascendant Select Fund, LLC a company engaged in investment securities; (5) 9% interest in Ascendant Universal Fund, LLC a company engaged in investment securities. The combined investment in these companies amounted to $1,515,391 and $251,200 at June 30, 2004 and June 30, 2003, respectively.

NOTE 9 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2004:

Operating real properties:
Land                                                                                 $            9,931,885
Rental properties, buildings and improvements                                                     3,580,849
                                                                                     --------------------------
                                                                                                 13,512,734

Other property and equipment:
Furniture and fixtures                                                                              172,479
Computers and equipment                                                                             110,047
Computer software                                                                                    99,683
Leasehold improvements                                                                               47,757
                                                                                     --------------------------
                                                                                                 13,942,700
Less: Accumulated depreciation                                                                     (341,297  )
                                                                                     --------------------------
Total property and equipment                                                         $           13,601,403
                                                                                     ==========================

Depreciation expense totaled $257,804 and $411,667 for the years ended June 30, 2004 and 2003, respectively.

On June 30, 2003, the Company sold a property for cash of $2,607,986 and a note of $6,800,000 for a sales price totaling $9,460,000 and a net gain of $1,523,249 (net of selling and closing costs of $52,014). The note was paid in full during August 2003.

On June 18, 2004, the Company sold 50% of a property for a sales price totaling $12,235,190 and a net gain of $933,904 (net of selling and closing costs of $103,757).

NOTE 10 -- NOTES PAYABLE

Notes payable as of June 30, 2004, consisted of the following:

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing                   9,863,058
interest at 6.2% per annum, with monthly principal and interest payments of $72,214, scheduled to mature in December 2012.  As of June 30, 2004, the net book value of the underlying property totaled $11,081,009.

Note payable to various individuals and Private Family Trust, unsecured, bearing interest                      9,102,626
between12%-14% per annum, scheduled to mature on various dates between September 2004 - December
2004, due upon demand.

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing                   1,600,000
interest at index plus 1.500 points currently at 5.50% per annum, with monthly interest only payments $7,333.33, scheduled to mature in January 2005.  As of June 30, 2004, the net book value of the underlying property totaled $2,431,725.

                                                                                                    ---------------------
                                                                                                     $        20,565,684
                                                                                                    =====================

Maturities of notes payable are as follows:

             Year ended June 30,
             2005                       $             10,932,750
             2006                                        245,014
             2007                                        260,868
             2008                                        276,118
             2009                                        295,613
             Thereafter                                8,555,321
                                       --------------------------
             Total principal            $             20,565,684
                                       ==========================

Interest expense totaled $2,675,205 and $1,784,562 for the years ended June 30, 2004 and 2003, respectively.

NOTE 11 -- TRUST ACCOUNTS

The Company manages certain trust assets including cash and receivables on behalf of investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At June 30, 2004, the assets held in trust approximated $14,393,330. The related trust liabilities were $14,393,330 at June 30, 2004. The trust assets and liabilities were not recorded on the Company's balance sheet at June 30, 2004.

NOTE 12 -- LOANS SERVICED FOR OTHERS

The Company services loans for others which are not shown on the balance sheet. The face amount of loans currently serviced at June 30, 2004, approximated $97,537,534. The Company receives a servicing fee for the services rendered.

NOTE 13 -- INCOME TAXES

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                                        2004                       2003
                                                                ------------------------  ------------------------
Statutory tax provision at 34% rate                              $            1,696,375    $           299,056
Non-deductible expenses and
other adjustments                                                              (28,068)                 11,083
                                                                ------------------------  ------------------------
                                                                 $            1,668,307    $           310,139
                                                                ========================   =======================

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of June 30, 2004 are as follows:


Loan fees eliminated in consolidation recognized for             $                     76,195
tax purposes
                                                                                            -
Timing of subsidiary losses

Excess of depreciation and amortization for tax purposes                              (21,119)
                                                                ----------------------------------
1031 Exchange                                                                        (240,684)
                                                                ==================================
Net deferred asset (tax liability)                               $                   (185,608)
                                                                ==================================

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

NOTE 16 -- EMPLOYEE BENEFIT PLAN

401(K) PLAN

The Company adopted a retirement savings plan for its employees under Section 401(k) of the Internal Revenue Code. The plan allows Company employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. The Company matches 25% of eligible employees' contributions up to a maximum of 6% of their individual earnings. The Company contributed approximately $8,863 and $4,856 to the plan for the years ended June 30, 2004 and 2003, respectively.

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


In February 2004, the Company entered into an employment agreement with the President/CEO of the company. As part of the employment agreement, the officer was issued 1,250,000 shares of common stock which shall be vested at a rate of 250,000 shares per year for the term of the agreement or a total of five (5) years and subject to risk of forfeiture. In the event the President/CEO terminates his employment or abandons his duties, he shall be obligated to sell back to the Company the common stock received with regards to this agreement not yet vested at a price of $0.10 per share. The shares are valued at $1,561,250, and $125,000 was immediately booked as a current expense due to the $0.10 sell back provision, and the remaining balance of $1,413,542 will be expensed monthly at a rate of $23,958 for the next five (5) years. For the year ended June 30, 2004, the Company has recorded $220,750 in compensation expense related to this agreement.

STOCK OPTIONS

In 2001, the Company's Board of Directors approved the creation of the "OneCap 2000 Stock Option Plan" which reserves 1,250,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company and its subsidiaries. The options under the plan are granted at not less than 100% of the market value of the Company's common stock on the date of grant. All options under this plan have been forfeited or expired.

In 2004, the Company's Board of Directors approved the creation of the "OneCap 2004 Stock Option Plan" which reserves 5,000,000 shares of the Company's common stock for issuance to employees, officers and directors of the Company and others who are involved in the continuing development and success of the Company and its subsidiaries. The options under the plan are granted at not less than 100% of the market value of the Company's common stock on the date of grant.

As of June 30, 2004, outstanding stock options for shares of common stock on a one-for- one basis totaled 1,214,500. The stock options will be 100% vested as follows: 1,100,000 options will be vested in 2005, and 114,500 options will be vested in 2006.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

                                                                                                               Weighted
                                                                                                                Average
                                                                                Number                         Exercise
                                                                               Of Shares                         Price
                                                                        ------------------------       --------------------------
Balance, June 30, 2000                                                                     -           $                    -

Options granted                                                                      232,500                             1.00
Options forfeited/expired                                                             (1,000)                            1.00
                                                                        ------------------------       --------------------------

Balance, June 30, 2001                                                               231,500                             1.00

Options granted                                                                      150,000                             1.00
Options forfeited/expired                                                            (38,000)                            1.00
                                                                        ------------------------       --------------------------

Balance, June 30, 2002                                                               343,000                             1.00

Options granted                                                                      249,500                             1.00
Options forfeited/expired                                                            (85,000)                            1.00
                                                                        ------------------------       --------------------------

Balance, June 30, 2003                                                               507,500                             1.00

Options forfeited/expired                                                           (507,500)                            1.00
Options granted                                                                    1,214,500                             1.62
                                                                        ------------------------       --------------------------

Balance, June 30, 2004                                                             1,214,500                             1.62
                                                                        ========================       ==========================

Exercisable, June 30, 2004                                                                 0           $                    0
                                                                        ========================       ==========================

The following is a summary of information about the 2004 Stock Option Plan options outstanding at June 30, 2004:

                                                                                            Shares Underlying
                   Shares Underlying Options Outstanding                                   Options Exercisable
----------------------------------------------------------------------------    -------------------------------------------
                                                  Weighted
                          Shares                  Average        Weighted               Shares                Weighted
                        Underlying               Remaining        Average             Underlying              Average
     Range of             Options               Contractual      Exercise               Options               Exercise
 Exercise Prices        Outstanding                 Life           Price              Exercisable              Price
------------------  --------------------     ---------------  ----------------     ------------------     -----------------
 $1.50-1.65            1,214,500                2.75 years        $1.62                   0                        $1.62


Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:


---------------------------------- ------------------ -----------------
                                         2004               2003
---------------------------------- ------------------ -----------------
Average risk-free interest rates          5.05%            5.05%
---------------------------------- ------------------ -----------------
Average expected life (in years)             4                  4
---------------------------------- ------------------ -----------------
Volatility                                 351%             246%
---------------------------------- ------------------ -----------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2004 and 2003, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2004 and 2003 was approximately $0.21 and $0.16 per option, respectively.

TREASURY STOCK

During 2004 and 2003, the Company purchased 0 and 11,443 shares of treasury stock under its stock repurchase program.

No formal plans exist regarding a stock repurchase plan, and we did not reissue any treasury stock. The 2003 repurchase of stock was non-recurring. We do not anticipate future stock repurchase at this time.

NOTE 18 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, dividends payable, and notes payable approximate fair value because of the short-term maturity of these instruments.

The carrying value of mortgage loans and notes receivable approximated the fair value at June 30, 2003. The fair value was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The estimated fair value of debt was determined based on quoted market prices for similar debt offered in the market-place and on the discounted estimated future cash payments to be made for other debt. The discount rates used approximated current market rates for loans or groups of loans with similar maturities and credit quality. The estimated future payments included scheduled principal and interest payments and lenders' participations in operating results, where applicable.

The carrying amount and estimated fair value of our debt at June 30, 2004 and 2003 are summarized as follows:

                                                                                     2004
                                                           ---------------------------------------------------
                                                                Carrying Amount             Estimated
                                                                                           Fair Value
                                                           --------------------------  -----------------------
Fixed-rate debt                                             $             18,965,684   $        18,965,684
---------------------------------------------------------- --------------------------  -----------------------
Variable-rate debt                                                         1,600,000             1,600,000
---------------------------------------------------------- --------------------------  -----------------------
                                                            $             20,565,684   $        20,565,684
---------------------------------------------------------- ==========================  =======================

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of our debt obligations at fair value may not be possible and may not be a prudent management decision.

NOTE 19 -- CONCENTRATIONS

Financial instruments, which potentially subject the Company to credit risk, include cash in bank, accounts receivable, and loans secured by trust deeds.

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

Concentrations of mortgage loans existed at June 30, 2004, in commercial, construction, and acquisition and development loans. Concentrations of mortgage loans also existed with one borrower which represents approximately 12% of the total investments in mortgage loans at June 30, 2004. Concentrations of guarantees on mortgage loans also existed with one individual, who is a significant shareholder of the Company. As such, the Company has a significant product concentration and concentration of credit risk with one borrower and guarantor that may be adversely affected by periods of economic decline.

NOTE 20 -- COMMITMENTS AND CONTINGENCIES

FUNDING COMMITMENTS
The Company had commitments to fund various loans totaling $25,495,656 as of June 30, 2004.

LESSORS

An operating lease arose from the leasing of the Company's commercial land and building to a retail customer. The initial lease term is 20 years. The Company became lessor on December 26, 2002, the date the Company purchased the property.

Future minimum rental payments to be received on non-cancelable operating leases are contractually due as follows as of June 30, 2004:

             Year ended June 30,
             2005                       $              1,773,200
             2006                                      1,773,200
             2007                                      1,773,200
             2008                                      1,773,200
             2009                                      1,773,200
             Thereafter                               20,627,335
                                       --------------------------
                                        $             29,493,335
                                       ==========================

The significant terms of the lease are as follows: The lease term is 50 years which represents an initial 20-year non-cancelable term, with six cancellation options every five year period at the lessee's sole election. The minimum lease payments are $147,767 per month for the first ten years, $162,543 per month for the next ten years, $178,798 per month for the third ten years, $196,677 for the fourth ten years, and $216,345 per month thereafter. There is also a provision in the lease that could potentially raise the minimum lease payments based on the higher of 1) the minimum lease payments above or 2) 2.0% of gross store sales excluding food, beverage, and prescription items, plus 0.5% of gross sales of food, beverage and prescription items. The minimum lease payments disclosed are based on the remaining term of the fifty year lease.

The Company sold a 50% tenancy in common interest in this property to a third party in June 2004. The sales price was $12,235,190 with $2,000,000 cash and assumption of $10,235,190 of the existing debt.

LITIGATIONS

The Company is subject from time to time to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

LOAN GUARANTEES

On April 1, 2004, the Company entered into an agreement whereby it sold a 50% interest in a previously wholly owned subsidiary. Per the "Agreement", the buyer agreed to pay cash in the amount of $2,000,000 and assumed 50% of all outstanding debt encumbering the real property. Per the note and deed of trust, the Company acknowledged and agreed that nothing contained in the sale agreement would release or relieve it from the original obligations and guarantee of the mortgage loan notwithstanding that the buyer jointly and severally assumed the note obligations. The Company has determined that in the event of default on the loan, the Company is sufficiently able to meet the requirements of the non-recourse debt through the fair market value of the under-lying assets.

NOTE 21 - SEGMENT INFORMATION

Revenues (net commission expense), operating income (loss) (excluding amortization and depreciation), identifiable assets, capital expenditures, and depreciation and amortization are as follows:

------------------------------------------------------------- -------------------------- -----------------------------
                                                                        2004                         2003
------------------------------------------------------------- -------------------------- -----------------------------
Revenues:
------------------------------------------------------------- -------------------------- -----------------------------
   Sale of real estate                                        $                    0     $                       0
------------------------------------------------------------- -------------------------- -----------------------------
   Realty division                                                         1,655,878                     1,127,878
------------------------------------------------------------- -------------------------- -----------------------------
   Mortgage division                                                       5,238,305                     1,721,667
------------------------------------------------------------- -------------------------- -----------------------------
   Property division                                                       2,173,127                     2,596,488
------------------------------------------------------------- -------------------------- -----------------------------
                                                              $            9,067,310     $               5,446,033
                                                              ========================== =============================

------------------------------------------------------------- -------------------------- -----------------------------
Operating income (loss):
------------------------------------------------------------- -------------------------- -----------------------------
   Sale of real estate                                        $                    0     $                       0
------------------------------------------------------------- -------------------------- -----------------------------
   Realty division                                                            72,769                        79,184
------------------------------------------------------------- -------------------------- -----------------------------
   Mortgage division                                                       3,986,555                       801,373
------------------------------------------------------------- -------------------------- -----------------------------
   Property division                                                       1,997,450                     1,615,353
------------------------------------------------------------- -------------------------- -----------------------------
   Corporate                                                              (3,189,243)                   (1,799,638)
------------------------------------------------------------- -------------------------- -----------------------------
                                                              $            2,867,531     $                 696,272
                                                              ========================== =============================

------------------------------------------------------------- -------------------------- -----------------------------
Identifiable assets:
------------------------------------------------------------- -------------------------- -----------------------------
   Realty division                                                           261,177                        91,281
------------------------------------------------------------- -------------------------- -----------------------------
   Mortgage division                                                       3,401,187                       905,576
------------------------------------------------------------- -------------------------- -----------------------------
   Property division                                                      15,877,991                    32,793,118
------------------------------------------------------------- -------------------------- -----------------------------
   Development division                                                    2,124,006                     2,108,410
------------------------------------------------------------- -------------------------- -----------------------------
   Corporate                                                               9,623,238                     7,702,781
------------------------------------------------------------- -------------------------- -----------------------------
                                                              $           29,782,559     $              43,601,166
                                                              ========================== =============================

------------------------------------------------------------- -------------------------- -----------------------------
Capital expenditures:
------------------------------------------------------------- -------------------------- -----------------------------
   Corporate                                                  $            8,519,503     $                (305,740)
------------------------------------------------------------- ========================== =============================

------------------------------------------------------------- -------------------------- -----------------------------
Depreciation and amortization:
------------------------------------------------------------- -------------------------- -----------------------------
   Property division                                                         179,153                       358,144
------------------------------------------------------------- -------------------------- -----------------------------
   Corporate                                                                  78,651                        53,523
------------------------------------------------------------- -------------------------- -----------------------------
                                                              $              257,804     $                 411,667
                                                              ========================== =============================