Form 10KSB/A
period 2004-06-30
ONECAP
filed 2004-10-14
CIK 1111845

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

Securities registered pursuant to Section 12(g) of the Act: $0.001 par value per share, 50,000,000 shares authorized

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


                     Transitional Small Business Disclosure
                               Format (Check one):
                                   Yes __ No X
                                            ---
This amendment is filed to correct a typographical error on the cover page of the report and Note 17 to the financial statements. The total number of shares of common stock authorized is 50,000,000, and the number of shares of preferred stock authorized is 10,000,000. There are no other changes in this amendment.

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

Date:  October 14, 2004

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Vincent W. Hesser           Director, President, CEO       October 14, 2004
--------------------------
Vincent W. Hesser               (Principal Executive Officer)


/s/ Tammy Hardcastle            Chief Financial Officer        October 14, 2004
--------------------------
Tammy Hardcastle                (Principal Accounting Officer)

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

NOTE 17 -- STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock.

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