Form 10QSB
period 2004-09-30
ONECAP
filed 2004-11-12
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 2,538,888 (post-reverse-split) shares of common stock, $0.001 par value, outstanding as of November 12, 2004.


Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]


On November 20, 2003, the registrant declared a one-share-for-seven-shares reverse stock split of its common stock effective December 29, 2003. Outstanding common stock data in this report have been adjusted to reflect the reverse stock split.

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page

Item 1.  Financial Statements

 Consolidated Balance Sheets - September 30, 2004 (Unaudited)          2

 Consolidated Statements of Operations for the Three Months Ended
    September 30, 2004 and 2003 (Unaudited)                            3

 Consolidated Statements of Changes in Stockholders' Equity for the
    Three Months Ended September 30, 2004 (Unaudited)                  4

 Consolidated Statements of Cash Flows for the Three Months Ended
    September 30, 2004 and 2003 (Unaudited)                            5

 Notes to Consolidated Financial Statements For the Nine Months Ended
    March 31, 2004 and 2003 (Unaudited)                                8

Item 2.  Management's Discussion and Analysis or Plan of Operation     12

Item 3.  Controls and Procedures                                       14

                           PART II - OTHER INFORMATION

Item 6.  Exhibits                                                      14

Signatures                                                             15

                                     PART I

Item 1.       Financial Statements

OneCap
Consolidated Balance Sheet
September 30, 2004
Unaudited





        ASSETS
Cash                                                                                                     $         4,375,460
Restricted cash                                                                                                      150,000
Accounts receivable (net of allowance of $8,385)(Note 3)                                                           1,863,991
Notes and loans receivable - related party (Note 2)                                                                  262,219
Investment in mortgage loans on real estate (Note 4)                                                               7,932,013
Real estate held for development and sale (Note 5)                                                                 1,895,212
Investments                                                                                                        1,480,336
Other assets                                                                                                          (2,550)
Property and equipment:
   Operating real property                                                                                        13,522,184
   Other property and equipment                                                                                      452,810
   Less accumulated depreciation                                                                                    (391,286)
                                                                                                         --------------------
      Net Property                                                                                                13,583,708
                                                                                                         --------------------

                                            Total assets                                                 $        31,540,389
                                                                                                         ====================




   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                                                   $           461,164
Income taxes payable                                                                                                 731,903
Notes payable (Note 6)                                                                                            21,742,163
                                                                                                         --------------------

                                            Total liabilities                                                     22,935,230
                                                                                                         --------------------

Commitments and contingencies                                                                                              -

Minority interest                                                                                                  1,896,870
                                                                                                         --------------------

Stockholders' equity
Preferred stock, $.001 par value; 10 million shares authorized,                                                            -
   no shares issued and outstanding
Common stock, $.001 par value; 50 million shares authorized,                                                           1,289
   2,538,888 shares issued and outstanding
Additional paid-in capital                                                                                         2,273,790
Prepaid stock-based compensation                                                                                  (1,268,626)
Retained earnings                                                                                                  5,765,012
Less treasury stock - 11,443 shares at cost                                                                          (63,176)
                                                                                                         --------------------

                                            Total stockholders' equity                                             6,708,289
                                                                                                         --------------------

                                            Total liabilities and stockholders' equity                   $        31,540,389
                                                                                                         ====================



   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Operations
For the three months ended September 30, 2004 and 2003
Unaudited


                                                                            For the three months ended September 30,
                                                                        --------------------------------------------------
                                                                                  2004                      2003
                                                                        --------------------------------------------------

Revenues
     Loan fees and commission revenue                                   $           1,592,175     $             1,062,437
     Loan fees and commission revenue - related parties                               844,202                      65,500
     Service fee revenue                                                               77,095                      10,941
     Rental revenue                                                                   305,180                     544,883
                                                                        ----------------------    ------------------------
             Total revenues                                                         2,818,652                   1,683,761
                                                                        ----------------------    ------------------------

Expenses
     Commission expense                                                               611,836                     216,389
     Rental expenses                                                                   35,498                      56,300
     General and administrative expenses                                            1,136,064                     952,642
     Depreciation and amortization                                                     49,987                      60,172
                                                                        ----------------------    ------------------------
             Total expenses                                                         1,833,385                   1,285,503
                                                                        ----------------------    ------------------------

             Income from operations                                                   985,267                     398,258

Other income (expense)
     Interest and other income                                                      1,327,388                     379,524
     Interest expense                                                                (701,909)                   (842,250)

                                                                        ----------------------    ------------------------
             Net income(loss) before income taxes and minority interest             1,610,746                     (64,468)

Minority interest                                                                           -                           -
                                                                        ----------------------    ------------------------

             Net income(loss) before income taxes                                   1,610,746                     (64,468)

Income tax expense (benefit)
     Current federal                                                                  547,654                     (19,678)
     Deferred federal                                                                       -                           -
                                                                        ----------------------    ------------------------
                                                                                      547,654                     (19,678)
                                                                        ----------------------    ------------------------

Net income                                                              $           1,063,092     $               (44,790)
                                                                        ======================    ========================

Earnings per common share - basic and fully diluted                     $                0.42     $                 (0.03)
                                                                        ======================    ========================

Weighted average number of common shares outstanding -
basic and fully diluted                                                             2,538,888                   1,288,888
                                                                        ======================    ========================





   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Changes in Stockholders' Equity
For the three months ended September 30, 2004
Unaudited


                                         Common Stock                   Additional     Prepaid                    Total
                                     ----------------------
                                                              Treasury    Paid-in     Stock-based  Retained    Stockholders'
                                      Shares      Amount       Stock      Capital     Compensaton  Earnings      Equity
                                  ------------- ----------- ----------- ------------ ------------ ------------ ------------


Balance as of June 30, 2004          2,538,888       1,289     (63,176)   2,273,790   (1,340,500)   4,701,919    5,573,322

Expense recognized from
stock-based compensation                     -           -           -            -      71,874             -       71,874

Net income for the three months              -           -           -            -           -     1,063,092    1,063,092
ended September 30, 2004

Balance as of September 30, 2004     2,538,888  $    1,289  $  (63,176) $ 2,273,790  $(1,268,626) $ 5,765,011  $ 6,708,288
                                  ============= =========== =========== ============ ============ ============ ============




   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Cash Flows
For the three months  ended September 30, 2004 and 2003
Unaudited

                                                                                      For the three months ended September 30,
                                                                                    ----------------------------------------------
                                                                                             2004                    2003
                                                                                    ----------------------------------------------

Cash flows from operating activities:
     Net income(loss)                                                               $           1,063,092   $             (44,790)
     Adjustments to reconcile net income to
     net cash used by operating activities:
        Stock-based compensation                                                                   71,874                       -
        Depreciation and amortization                                                              49,987                  60,172
        Shares issued for public relations and consulting expense                                       -                       -
        Gain on sale                                                                                    -                       -
        Changes in operating assets and liabilities:
            Restricted cash                                                                             -                       -
            Accounts receivable                                                                (1,345,212)                 (1,131)
            Other assets                                                                          591,242                 (74,135)
            Prepaid expense                                                                             -                       -
            Accounts payable and other liabilities                                               (248,269)               (454,590)
            Income tax receivable                                                                       -                 (58,790)
            Deferred income tax payable                                                                 -                       -
            Deferred tax asset, non-current                                                             -                       -
            Income tax payable                                                                   (305,346)               (357,039)
                                                                                    ----------------------  ----------------------
                       Net cash used by operating activities                                     (122,632)               (930,303)
                                                                                    ----------------------  ----------------------

Cash flows from investing activities:
     Purchase of real property                                                                    (32,293)                  1,462
     Proceeds from real estate sale                                                                     -                       -
     Purchase of real estate held for development and sale                                        (34,540)              3,432,425
     Purchase of investments                                                                       35,058                       -
     Increase in notes receivable                                                                       -                  (5,000)
     Decrease in investment in mortgage loans on real estate                                   (2,618,119)              6,940,206
     Decrease in notes and loans receivable - related party                                      (109,473)                177,725
                                                                                    ----------------------  ----------------------
                       Net cash (used) provided by investing activities                        (2,759,367)             10,546,818
                                                                                    ----------------------  ----------------------

Cash flows from financing activities:
     Increase in minority interest                                                                      -                       -
     Increase in restricted cash                                                                        -                       -
     Net proceeds from notes payable                                                                    -                       -
     Purchase of treasury stock                                                                         -                       -
     Payments on notes payable                                                                  1,176,479             (11,325,435)
                                                                                    ----------------------  ----------------------
                       Net cash provided (used) by financing activities                         1,176,479             (11,325,435)
                                                                                    ----------------------  ----------------------

                       Net decrease in cash                                                    (1,705,520)             (1,708,920)
                       Cash at beginning of quarter                                             6,080,980               4,059,184
                                                                                    ----------------------  ----------------------
                       Cash at end of quarter                                       $           4,375,460   $           2,350,264
                                                                                    ======================  ======================



   The accompanying Notes are an integral part of these financial statements.

Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                                 $             701,909   $             842,251
                                                                                    ======================  ======================
     Cash paid for income taxes                                                     $             853,000   $             385,000
                                                                                    ======================  ======================


   The accompanying Notes are an integral part of these financial statements.

                                     ONECAP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

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


These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 2004, and notes thereto included in the Company's Form 10-KSB/A. The Company follows the same accounting policies in the preparation of consolidated interim reports.


Results of operations for the interim periods are not indicative of annual results.

NOTE 2 -- RELATED PARTY TRANSACTIONS

a. Notes and loans receivable:

     As of September 30, 2004, notes and loans receivable, related parties consisted of the following:

       Note receivable from Copyright Media of Nevada, a company owned by the significant stockholder and an officer, unsecured, non-interest bearing,
       due on demand.                                                                        81,368

       Advances to Rent 2 Own LLC, a company owned by the significant stockholder
       and an officer, unsecured, non-interest bearing, due on demand.                          500

       Advances to Ascendant Universal Fund LLC, a company owned by the significant stockholder and an officer, secured by assets, non-interest
       bearing, due on demand.                                                              180,350
                                                                                  ------------------
                                                                                  ------------------
                                                                                  $         262,218
                                                                                  ==================

      The Company recognized interest income from notes and loans receivable, related parties totaling $0 and $0 during the three months ended September 30, 2004 and 2003, respectively.

         Loans sold to real estate fund

     During the three months ended September 30, 2004, the Company sold $13,733,097 in loans at cost to the OneCap Real Estate Fund I, LLC (the "Fund") pursuant to the terms of the Operating Agreement of the Fund which permits the Fund to acquire loans from the Company if the loans were originated to facilitate a sale to the Fund, and provided that the price paid is no greater than the Company's cost. The Fund's managing member is a company which is owned by the Company's officer and the Company's other major shareholder.


b.       Revenues

     A portion of the Company's revenue is derived from commercial loan closings and commissions from land sales for related entities in which the significant stockholder has an ownership interest. During the three months ended September 30, 2004, fifteen transactions totaled $844,202, or 30.0% of gross revenues. During the three months ended September 30, 2003, three transactions totaled $65,300, or 4% of gross revenues.

c.       Office space

     The Company subleased office space to NevWest Securities, Inc., a Company stockholder and corporate consulting firm for the Company. The sublease commenced June 15, 2003, and expires June 14, 2008. During the three months ended September 30, 2004, the Company received $13,514 under the sublease.

     The Company subleased office space to Copyright Media of Nevada, a company owned by the significant stockholder and an officer. The sublease commenced April 1, 2003, and expires September 30, 2007. During the three months ended September 30, 2004 and 2003, the Company received $8,736 and $8,736, respectively, under the sublease.

d. Service fee revenue

     During the three months ended September 30, 2004, the Company serviced loans for third party individuals and entities managed by a company owned by the significant shareholder and officer. The Company earned $9,322 and $10,941 in fees from servicing the loans during the three months ended September 30, 2004 and 2003, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

As of September 30, 2004, accounts receivable totaling $1,863,991 is net of allowance for doubtful accounts of $8,385.

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

NOTE 4 -- INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investment in mortgage loans on real estate consists of the following as of
September 30, 2004: Note receivable from International Village, secured by real property through a trust deed, bearing interest at 12%, payable in interest only
installments of $4,648.99 per annum, due in September 2005.                             $                 464,900

Notes receivable from Beastar, secured by real property through a first trust deed, bearing interest at 14%, payable in interest only installments of
$8,062.23 per month, due in April 2005.                                                                   691,049

Notes receivable from Bubbles/Summerlin, secured by real property through a 2nd trust deed, bearing interest at 15%, payable in interest only installments of
$3,125.00 per month, due in October 2004.                                                                 250,000

Notes receivable from McDonald Ranch pads 1, 5, 6, secured by real property through a first trust deed, bearing interest at 12%, payable in interest only
installments of $96.75 per month, due in February 2005.                                                     9,675

Notes receivable from Sunrise Valley secured by real property through a first trust deed, bearing interest at 12%, payable in interest only installments of
$19,121.49 per month, due in April 2007.                                                                1,912,149

Notes receivable from William Wright Co., secured by real property through a first trust deed, bearing interest at 12%, payable in interest only installments of $900.00 per month, due in October
2005.                                                                                                      90,000

Notes receivable from Macfarland Co., secured by real property through a first trust deed, bearing interest at 14%, payable in interest only installments of $27,649.99 per month, due in April
2005.                                                                                                   2,370,000

Notes receivable from Parker, secured by real property through a first trust deed, bearing interest at 12.5%, payable in interest
only installments of $114.58 per month, due in September 2005.                                             11,000

Notes receivable from Rainbow Pad 3, secured by real property, bearing interest
at 12%, payable at sale of real property, due in January 2005.                                            333,453

Notes receivable from South Shore, secured by real property through a first trust deed, bearing interest at 13%, payable in interest
only installments of $5,795.83 per month, due in January 2005.                                            535,000

Note receivable from Paseo Verde, secured by real property through a first trust deed, bearing interest at 14.25%, payable in interest
only payments of $15,019.35 per month, due in December 2004.                                            1,264,787
                                                                                        --------------------------

                                                                                        $               7,932,013
                                                                                        ==========================


We analyze our investment in loans and investments in mortgage loans periodically for allowance for loan loss and impairments in accordance with FAS 5, FAS 114, and FAS 121. As of September 30, 2004, loans related to investment in loans and investments in mortgage loans were performing with respect to the terms of the loan agreements. Accordingly, we do not believe an allowance for loan loss or impairment was considered necessary as of September 30, 2004. We will continue to monitor our loans periodically throughout the next fiscal year.

NOTE 5 -- REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale as of September 30, 2004, consisted of
3.92 acres of undeveloped real property located in Henderson, Nevada.

The Company capitalized interest and other costs totaling $0 and $0 as a component of real estate held for development and sale during the nine months ended September 30, 2004 and 2003, respectively.

NOTE 6 -- NOTES PAYABLE

Notes payable as of September 30, 2004, consisted of the following:

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at 6.2% per annum, with monthly principal and interest payments of $72,214, scheduled to mature in December 2012.  As of September 30,
2004, the net book value of the underlying property totaled $11,057,762.            $       9,817,166

Note payable to Private Family Trusts and individuals, unsecured, bearing interest between 12-14% per annum, scheduled to mature on various dates between October 2004 - September 2005, due upon demand. 10,325,000

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at index plus 1.500 points currently 5.50% per annum, with monthly interest only payments of $7,333.33, scheduled to mature in January
2005.  As of September 30, 2004, the net book value of the underlying property
totaled $2,400,000.                                                                         1,600,000

                                                                                    ------------------
                                                                                    $      21,742,166
                                                                                    ==================

NOTE 7 -- LOANS SERVICED FOR OTHERS

The Company services loans for others, which are not shown on the balance sheet. The face amount of loans currently serviced at September 30, 2004, approximated $114,383,787. The Company receives a servicing fee for the services rendered.

NOTE 8 -- MINORITY INTEREST

The consolidated financial statements include the accounts of Pacific Hilltop 2, LLC ("Hilltop"). The Company has a 60% ownership interest in Hilltop. The minority interest in the consolidated balance sheet consists of the remaining ownership interests not owned by the Company.

NOTE 9 -- STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock

In February 2004, the Company entered into an employment agreement with the President/CEO of the company. As part of the employment agreement, the officer was issued 1,250,000 shares of common stock which shall be vested at a rate of 250,000 shares per year for the term of this agreement or a total of five (5) years and subject to risk of forfeiture. In the event the President/CEO terminates his employment or abandons his duties, he shall be obligated to sell back to the Company the common stock received with regards to this agreement not yet vested at a price of $0.10 per share. The shares are valued at $1,561,250 and $125,000 was immediately booked as a current expense due to the $0.10 sell back provision and the remaining balance of $1,436,250 will be expensed monthly at a rate of $23,958 for the next five (5) years. For the three months ended September 30, 2004, the Company has recorded $71,874 in compensation expense related to this agreement, of which $1,268,626 is the remaining balance at September 30, 2004, to be expensed over the term of the employment agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition, and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

Results of Operations

During the current quarter ending September 30, 2004, OneCap produced 126 transactions with $89,864,062 in transaction volume, compared to 95 transactions with $34,195,359 in transaction volume during the same comparable quarter ending September 30, 2003. Non-affiliated transactions accounted for 111 of the 126 transactions this quarter and $67,157,562 of the total volume resulting in $1,592,175 in revenue, compared to 92 of the 95 transactions and $32,095,359 in volume resulting in $1,062,437 in revenue in the comparable quarter last year, a 109% increase in non-affiliated transaction volume. Affiliated transaction volume was higher this quarter at 15 transactions totaling $22,706,500 in volume and $844,202 in revenue, compared to 3 transactions totaling $2,100,000 in volume and $65,500 in revenue during the same quarter last year. The company had a substantial increase in volume and core revenue earned. The current quarterly average revenue percentage decreased 18% to 2.71% on the total volume, compared to 3.30% on the total volume in the same period last year. During the quarter ending September 30, 2004, the company focused its efforts to continue to support an increase in non-affiliated transactions on higher transactional volume.

OneCap generated $2,818,652 in gross revenue for the quarter ending September 30, 2004, of which $1,592,175 was from core operations, $844,202 from related party revenue related to commercial loan and realty transactions, $77,095 in service fee revenue, and $305,180 in rental revenue. In the comparable quarter last year, OneCap had $1,683,761 of gross revenue, of which $1,062,437 was from core operations, $65,500 in related party revenue, $10,941 in service fee revenue, and $544,883 in rental revenue. Total gross revenues for the current quarter were up by 67% including related party revenue and rental income, and core operations were up 50%. The company generated substantially more revenue and volume in a larger amount of transactions for the quarter, earning a lower percentage of revenue earned on those transactions, and also had higher revenue from transaction volume from affiliated companies this quarter. Rental revenues were lower this quarter due to the disposition of a 50% tenant in common interest in the Walgreen property in June 2004.

Commission expense increased from $216,389 during the quarter ending September 30, 2003, to $611,836 for the comparable quarter ending 2004, due to variable effect of commissions paid to agents based on the higher revenues generated from real estate commissions. General and administrative expenses increased to $1,136,064 from $952,642 during the quarters ending September 30, 2004 and 2003, respectively. Expenses increased primarily due to growth and expansion of OneCap and higher marketing costs. Interest and other income increased to $1,327,388 this current quarter from $379,524 in the comparable quarter ending 2003 due to a higher amount of investment revenue earned from notes and mortgage investments. Interest expense decreased slightly to $701,909 this quarter from $842,250 in the comparable quarter ending 2003. Net income after tax was increased to $1,063,092 for the quarter ending September 30, 2004, compared to a net loss of $44,790 for the comparable quarter ending September 30, 2003. Income per share was $0.42 for the quarter ended September 30, 2004, compared to net loss per share of $0.03 for the comparable quarter ending 2003.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the quarter ended September 30, 2004.

Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        6                  3,295,000              3.39%        111,600
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             9                 19,411,500              3.77%        732,602
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 15                 22,706,500              3.72%        844,202
-------------------------------------- ------------------ ------------------ ------------------ --------------

Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       70                 22,085,790              2.41%        531,444
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            41                 45,071,772              2.35%      1,060,731
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             111                67,157,562              2.37%      1,592,175
-------------------------------------- ------------------ ------------------ ------------------ --------------
                  Total                     126               89,864,062               2.71%    $   2,436,377

The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the comparable quarter last year, ended September 30, 2003.

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



The following table summarizes the changes of gross revenue earned, transaction volume, average % of revenue earned and number of transactions by related and non-related sources of fees and commissions for the current and comparable quarters, ended September 30, 2004 and 2003.

Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Real Estate Commissions                       +6                $+3,295,000             +3.39%      $+111,600
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Mortgage Brokerage                            +6               $+17,311,500             +0.65%      $+667,102
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Total Related                                 +12              $+20,606,500             +0.60%      $+778,702
-------------------------------------- ------------------ ------------------ ------------------ -----------------

Non-Related

                                             # of            Transaction          Avenue            Revenue
                                         Transactions          Volume            Revenue %           Earned
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Real Estate Commissions                       +13              $+11,941,573             -0.55%         $+231,469
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Mortgage Brokerage                            +6               $+23,120,630             -1.12%         $+298,269
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Total Non-Related                             +13              $+35,062,203             -0.94%         $+529,738
-------------------------------------- ------------------ ------------------ ------------------ -----------------
                                Total         +31              $+55,668,703             -0.59%       $+1,308,440
-------------------------------------- ------------------ ------------------ ------------------ -----------------

The rates and fees charged to existing customers during the quarter ending September 30, 2004, is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included rental revenue of $305,180 earned during the quarter from the Walgreen property and the commercial office building in which the Company has an ownership interest, and a $652,500 loan fee for procurement of a $8.65M loan for a completed condominium property owned by a related party and major shareholder.

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

The Company is also continuing operations related to private trust deed investing in its Commercial Finance division. Through the company's private client services group, investors fund loans secured by real property or real estate assets. The company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of September 30, 2004, the company has funded over $190,000,000 to date and is currently servicing over $100,000,000 in private trust deeds for over 600 investor clients. The company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets, which as of September 30, 2004 was approximately $31.5M.

Liquidity and Capital Resources

At September 30, 2004 the Company had cash of $4,375,460. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months. Historically, the Company has several short term notes payable outstanding at any given time, which have been extended on an as needed basis. There is no guarantee that these notes will continue to be extended on terms favorable to the Company, or that the sale of any particular assets will generate a guaranteed amount of proceeds to the Company.

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

                           OneCap


                           By: /s/ Vincent W. Hesser
                              ------------------------------------------
                           Vincent W. Hesser, President and CEO
                           Principal Executive Officer

Date: November 12, 2004



                           By: /s/ Tammy Hardcastle
                              ------------------------------------------
                           Tammy Hardcastle, Chief Financial Officer

Date: November 12, 2004