Form 10QSB
period 2004-12-31
ONECAP
filed 2005-02-14
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2004

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   There were 81,816,027 (post-reverse-split) shares of common stock, $0.001 par value, outstanding as of February 14, 2005.


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
                                                                -

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.  Financial Statements

   Consolidated Balance Sheets - December 31, 2004 (Unaudited)                2

   Consolidated Statements of Operations for the Three and Six Months Ended
      December 31, 2004 and 2003 (Unaudited)                                  3

   Consolidated Statements of Changes in Stockholders' Equity for the
      Six Months Ended December 31, 2004 (Unaudited)                          5

   Consolidated Statements of Cash Flows for the Six Months Ended
      December 31, 2004 and 2003 (Unaudited)                                  6

   Notes to Consolidated Financial Statements For the Six Months Ended
      December 31, 2004 and 2003 (Unaudited)                                  8

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              16

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

                                     PART I

Item 1.       Financial Statements


OneCap
Consolidated Balance Sheet
December 31, 2004
Unaudited





        ASSETS
Cash                                                                                                     $         3,612,423
Restricted cash                                                                                                      150,000
Accounts receivable (net of allowance of $8,385)(Note 3)                                                           1,444,605
Investment in mortgage loans on real estate (Note 4)                                                               5,643,977
Real estate held for development and sale (Note 5)                                                                 3,948,709
Investments                                                                                                          992,506
Property and equipment:
   Operating real property                                                                                        13,522,184
   Other property and equipment                                                                                      456,748
   Less accumulated depreciation                                                                                    (441,998)
                                                                                                         --------------------
      Net Property                                                                                                13,536,934
                                                                                                         --------------------

                                            Total assets                                                 $        29,329,155
                                                                                                         ====================




   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                                                   $           275,228
Income taxes payable                                                                                                 556,903
Notes payable (Note 6)                                                                                            21,395,769
                                                                                                         --------------------

                                            Total liabilities                                                     22,227,900
                                                                                                         --------------------

Commitments and contingencies                                                                                              -

Minority interest                                                                                                  1,896,870
                                                                                                         --------------------

Stockholders' equity
Preferred stock, $.001 par value; 10 million shares authorized,                                                            -
   no shares issued and outstanding
Common stock, $.001 par value; 50 million shares authorized,                                                           1,289
   1,816,027 shares issued and outstanding
Additional paid-in capital                                                                                            68,108
Prepaid stock-based compensation                                                                                  (1,196,752)
Retained earnings                                                                                                  6,394,916
Less treasury stock - 11,443 shares at cost                                                                          (63,176)
                                                                                                         --------------------

                                            Total stockholders' equity                                             5,204,385
                                                                                                         --------------------

                                            Total liabilities and stockholders' equity                   $        29,329,155
                                                                                                         ====================


   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Operations
For the three months ended December 31, 2004 and 2003
      (Unaudited)


                                                                                    For the three months ended December 31,
                                                                                 -----------------------------------------------
                                                                                 2004                     2003
                                                                                 ----------------------   ----------------------

Revenues
      Loan fees and commission revenue                                           $           1,906,109    $           1,582,186
      Loan fees and commission revenue - related parties                                        71,371                   55,818
      Service fee revenue                                                                       82,655                   41,700
      Rental revenue                                                                           306,567                  603,882
                                                                                 ----------------------   ----------------------
                Total revenues                                                               2,366,702                2,283,586
                                                                                 ----------------------   ----------------------

Expenses
      Commission expense                                                                       369,733                  198,966
      Rental expenses                                                                           26,613                   58,161
      General and administrative expenses                                                    1,010,801                  999,910
      Depreciation and amortization                                                             50,714                   64,628
                                                                                 ----------------------   ----------------------
                Total expenses                                                               1,457,861                1,321,665
                                                                                 ----------------------   ----------------------

                Income  from operations                                                        908,841                  961,921

Other income (expense)
      Interest and other income                                                                807,192                  268,523
      Interest expense                                                                        (757,768)                (669,728)
      Gain on sale of real estate                                                                    -                  707,894
                                                                                 ----------------------   ----------------------
                Net income before income taxes and minority interest                           958,265                1,268,610

Minority interest                                                                                    -                        -
                                                                                 ----------------------   ----------------------

                Net income before income taxes                                                 958,265                1,268,610

Income tax expense
      Current federal                                                                          328,562                  190,643
      Deferred federal                                                                               -                  240,000
                                                                                 ----------------------   ----------------------
                                                                                               328,562                  430,643
                                                                                 ----------------------   ----------------------

Net income                                                                       $             629,703    $             837,967
                                                                                 ======================   ======================

Earnings per common share - basic and fully diluted                              $                0.27    $                0.65
                                                                                 ======================   ======================

Weighted average number of common shares outstanding - basic and fully diluted               2,334,601                1,288,803
                                                                                 ======================   ======================

   The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Operations
For the six months ended December 31, 2004 and 2003
Unaudited


                                                                              For the six months ended December 31,
                                                                        --------------------------------------------------
                                                                        2004                      2003
                                                                        ----------------------    ------------------------

Revenues
     Loan fees and commission revenue                                   $           3,498,284     $             2,644,623
     Loan fees and commission revenue - related parties                               915,573                     121,318
     Service fee revenue                                                              159,750                      52,641
     Rental revenue                                                                   611,747                   1,148,765
                                                                        ----------------------    ------------------------
             Total revenues                                                         5,185,354                   3,967,347
                                                                        ----------------------    ------------------------

Expenses
     Commission expense                                                               981,369                     415,355
     Rental expenses                                                                   62,111                     114,461
     General and administrative expenses                                            2,157,519                   1,952,552
     Depreciation and amortization                                                    100,701                     124,800
                                                                        ----------------------    ------------------------
             Total expenses                                                         3,301,700                   2,607,168
                                                                        ----------------------    ------------------------

             Income from operations                                                 1,883,654                   1,360,179

Other income (expense)
     Interest and other income                                                      2,145,234                     648,045
     Interest expense                                                              (1,459,677)                 (1,511,978)
     Gain on Sale of Real Estate                                                            -                     707,894
                                                                        ----------------------    ------------------------
             Net income before income taxes and minority interest                   2,569,211                   1,204,140

Minority interest                                                                           -                           -
                                                                        ----------------------    ------------------------

             Net income before income taxes                                         2,569,211                   1,204,140

Income tax expense
     Current federal                                                                  876,216                     170,965
     Deferred federal                                                                       -                     240,000
                                                                        ----------------------    ------------------------
                                                                                      876,216                     410,965
                                                                        ----------------------    ------------------------

Net income                                                              $           1,692,995     $               793,175
                                                                        ======================    ========================

Earnings per common share - basic and fully diluted                     $                0.73     $                  0.62
                                                                        ======================    ========================

Weighted average number of common shares outstanding -                              2,334,601                   1,288,803
basic and fully diluted                                                 ======================    ========================



The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Changes in Stockholders' Equity
For the six months ended December 31, 2004
Unaudited


                                             Common Stock                    Additional     Prepaid                      Total
                                         ----------------------
                                                                  Treasury    Paid-in      Stock-based   Retained     Stockholders'
                                          Shares      Amount       Stock      Capital      Compensaton   Earnings       Equity
                                         ---------- -----------  ----------  ------------  ------------  ----------- ------------


Balance as of June 30, 2004              2,538,888       1,289     (63,176)    2,273,790    (1,340,500)   4,701,919     5,573,322

Expense recognized from
stock-based compensation                         -           -           -             -       143,748           -        143,748

Common stock purchased and cancelled      (722,861)          -           -    (2,205,682)          -             -     (2,205,682)

Net income for the six months                    -           -           -             -           -      1,692,995     1,692,995
ended December 31, 2004

Balance as of December 31, 2004          1,816,027   $   1,289   $ (63,176)  $    68,108   $(1,196,752)  $6,394,914   $ 5,204,383
                                         ==========  ==========  ==========  ============  ============  ===========  ============

The accompanying Notes are an integral part of these financial statements.

OneCap
Consolidated Statements of Cash Flows
For the six months  ended December 31, 2004 and 2003
Unaudited

                                                                                        For the six months ended December 31,
                                                                                    ----------------------------------------------
                                                                                    2004                    2003
                                                                                    ----------------------  ----------------------

Cash flows from operating activities:
     Net income                                                                     $           1,692,995    $            793,175
     Adjustments to reconcile net income to
     net cash used by operating activities:
        Stock-based compensation                                                                  143,748                       -
        Depreciation and amortization                                                             100,701                 124,800
        Gain on sale                                                                                    -                (707,894)
        Changes in operating assets and liabilities:
            Accounts receivable                                                                  (925,826)                (86,616)
            Other assets                                                                          588,692                 (13,684)
            Prepaid expense                                                                             -                 (21,570)
            Accounts payable and other liabilities                                               (434,205)               (449,499)
            Income tax receivable                                                                       -                (183,790)
            Deferred income tax payable                                                                 -                       -
            Deferred tax asset, non-current                                                             -                       -
            Income tax payable                                                                   (480,346)                 73,604
                                                                                    ----------------------  ----------------------
                       Net cash provided (used) by operating activities                           685,759                (471,474)
                                                                                    ----------------------  ----------------------

Cash flows from investing activities:
     Purchase of real property                                                                    (36,233)                (67,121)
     Proceeds from real estate sale                                                                     -                 707,894
     Purchase of real estate held for development and sale                                     (2,088,037)                (22,040)
     Purchase of investments                                                                      522,888                  21,025
     Increase in notes receivable                                                                (330,083)                 (5,000)
     Decrease in investment in mortgage loans on real estate                                            -               6,741,652
     Decrease in notes and loans receivable - related party                                       152,746                 120,039
                                                                                    ----------------------  ----------------------
                       Net cash (used) provided by investing activities                        (1,778,719)              7,496,449
                                                                                    ----------------------  ----------------------

Cash flows from financing activities:
     Increase in minority interest                                                                      -                       -
     Increase in restricted cash                                                                        -                       -
     Net proceeds from notes payable                                                                    -                       -
     Purchase of common stock                                                                  (2,205,682)                      -
     Payments on notes payable                                                                    830,085              (9,509,279)
                                                                                    ----------------------  ----------------------
                       Net cash used by financing activities                                   (1,375,597)             (9,509,279)
                                                                                    ----------------------  ----------------------

                       Net decrease in cash                                                    (2,468,557)             (2,484,304)
                       Cash at beginning of quarter                                             6,080,980               4,059,184
                                                                                    ----------------------  ----------------------
                       Cash at end of quarter                                       $           3,612,423   $           1,574,880
                                                                                    ======================  ======================

The accompanying Notes are an integral part of these financial statements.

                                     ONECAP

Supplemental disclosure of cash flow information:

     Cash paid for interest expense                                                 $           1,459,677   $             842,251
                                                                                    ======================  ======================
     Cash paid for income taxes                                                     $           1,353,000   $             385,000
                                                                                    ======================  ======================




The accompanying Notes are an integral part of these financial statements.

                 The accompanying Notes are an integral part of
                          these financial statements.

                                     ONECAP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

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

NOTE 2 -- RELATED PARTY TRANSACTIONS

a. Notes and loans receivable:

     As of December 31, 2004, there were no notes and loans receivable, related parties.

      The Company recognized interest income from notes and loans receivable, related parties totaling $0 and $0 during the six months ended December 31, 2004 and 2003, respectively.

         Loans sold to real estate fund

     During the six months ended December 31, 2004, the Company sold $15,061,648 in loans secured by trust deeds, at cost to the OneCap Real Estate Fund I, LLC (the "Fund") pursuant to the terms of the Operating Agreements of the Fund which permits the Fund to acquire loans from the Company if the loans were originated to facilitate a sale to the Fund and provided that the price paid is no greater than the Company's cost. The Fund's managing member is a company which is owned by an officer of the Company and an individual who was the Company's other major shareholder. The Company repurchased that shareholder's shares in November 2004. (See Note 9.)

b.       Revenues

     A portion of the Company's revenue is derived from commercial loan closings and commissions from land sales for related entities in which an individual who was a significant shareholder has an ownership interest. During the six months ended December 31, 2004, twenty transactions totaled $915,573, or 17.0% of gross revenues. During the six months ended December 31, 2003, five transactions totaled $121,318, or 3.06% of gross revenues.

c.       Office space

     The Company subleased office space to NevWest Securities, Inc., a Company stockholder and corporate consulting firm for the Company. The sublease commenced June 15, 2003, and expires June 14, 2008. During the six months ended December 31, 2004, the Company received $27,028 under the sublease.

     The Company subleased office space to Copyright Media of Nevada, a company partially owned by an individual who was a significant stockholder and by an officer of the Company. The sublease commenced April 1, 2003 and expires September 30, 2007. During the six months ended December 31, 2004 and 2003, the Company received $17,472 and $17,472, respectively, under the sublease.

d. Service fee revenue

     During the six months ended December 31, 2004, the Company serviced loans for third party individuals and entities managed by a company owned by an individual who was a significant shareholder in the Company and by an officer of the Company. The Company earned $9,322 and $29,226 in fees from servicing the loans during the six months ended December 31, 2004 and 2003, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

As of December 31, 2004, accounts receivable totaling $1,444,605 was net of allowance for doubtful accounts of $8,385.

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

NOTE 4 -- INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investment in mortgage loans on real estate consists of the following as of December 31, 2004: Note receivable from International Village, secured by real property through a trust deed, bearing interest at 12%, payable in interest only installments of $42.99 per annum, due in September 2005. $ 4,300


Notes receivable from St. Thomas, secured by real property through a first trust deed, bearing interest at 14%, payable in interest only installments of
$3,383.33 per month, due in Oct 2004. Loan currently in
default, forclosure in process.                                                       290,000

Notes receivable from Lake Havasu, secured by real property through a first trust deed, bearing interest at 12.5%, payable in interest only
installments of $102.08 per month, due in November 2005.                                9,800

Notes receivable from McDonald Ranch pads 1, 5. 6, secured by real property through a first trust deed, bearing interest at 12%, payable in
interest only installments of $96.75 per month, due in February 2005.                   9,675

Notes receivable from Sunrise Valley secured by real property through a first trust deed, bearing interest at 12%, payable in interest only
installments of $19,121.49 per month, due in April 2007.                            1,912,149

Notes receivable from Macfarland Co., secured by real property through a first trust deed, bearing interest at 14%, payable in interest only
installments of $8,983.33 per month, due in April 2005.                               770,000

Notes receivable from Tower Homes, secured by real property through a first trust deed, bearing interest at 16%, payable in interest only
installments of $17,666.66 per month, due in September 2005.                        1,325,000

Notes receivable from South Shore, secured by real property through a first trust deed, bearing interest at 13%, payable in interest only
installments of $563.33 per month, due in January 2005.                                52,000


Note receivable from Paseo Verde, secured by real property through a first trust deed, bearing interest at 14.25%, payable in interest only payments of
$15,093.74 per month, due in December 2004. Loan currently
in default, foreclosure in process.                                                 1,271,052
                                                                                --------------

                                                                                $   5,643,977
                                                                                ==============

We analyze our investment in loans and investments in mortgage loans periodically for allowance for loan loss and impairments in accordance with FAS 5, FAS 114, and FAS 121. As of December 31, 2004, loans related to investment in loans and investments in mortgage loans were performing with respect to the terms of the loan agreements. Accordingly, we do not believe an allowance for loan loss or impairment was considered necessary as of December 31, 2004. We will continue to monitor our loans periodically throughout the next fiscal year.

NOTE 5 -- REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale as of December 31, 2004, consisted of
3.92 acres of undeveloped real property located in Henderson, Nevada and 6.95 acres of undeveloped real property located in North Las Vegas, Nevada.

The Company capitalized interest and other costs totaling $0 and $0 as a component of real estate held for development and sale during the six months ended December 31, 2004 and 2003, respectively.

NOTE 6 -- NOTES PAYABLE

Notes payable as of December 31, 2004, consists of the following:

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at 6.2% per annum, with monthly principal and interest payments of $72,214, scheduled to mature in December 2012.  As of December 31,
2004, the net book value of the underlying property totaled $11,057,762.             $      9,768,090

Note payable to prior shareholder for re-purchase of stock. The sum of $500,000 shall be paid to the selling stockholder on or before February 2005, and the
balance of $205,682 shall be paid on or before May 2005.                                      705,682

Notes payable to Private Family Trusts and individuals, unsecured, bearing interest between 8-14% per annum, scheduled to mature on various dates between January 2005 - September 2005, due upon demand. 9,321,997

Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at index plus 1.500 points currently 7.00% per annum, with monthly interest only payments of $9,333.33, originally scheduled to mature in January 2005, and extended to July 2005. As of December 31, 2004, the net book value of the underlying property totaled $2,400,000. 1,600,000

                                                                                     -----------------
                                                                                     $     21,395,769
                                                                                     =================

NOTE 7 -- LOANS SERVICED FOR OTHERS

The Company services loans for others, which are not shown on the balance sheet. The face amount of loans currently serviced at December 31, 2004, approximated $144,952,178. The Company receives a servicing fee for the services rendered.

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

NOTE 9 -- STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock

In February 2004, the Company entered into an employment agreement with the President/CEO of the company. As part of the employment agreement, the officer was issued 1,250,000 shares of common stock which shall be vested at a rate of 250,000 shares per year for the term of this agreement or a total of five (5) years and subject to risk of forfeiture. In the event the President/CEO terminates his employment or abandons his duties, he shall be obligated to sell back to the Company the common stock received with regards to this agreement not yet vested at a price of $0.10 per share. The shares are valued at $1,561,250 and $125,000 was immediately booked as a current expense due to the $0.10 sell back provision and the remaining balance of $1,436,250 will be expensed monthly at a rate of $23,958 for the next five (5) years. For the six months ended December 31, 2004, the Company has recorded $143,748 in compensation expense related to this agreement of which $1,196,752 was the remaining balance at December 31, 2004, to be expensed over the term of the employment agreement.

In November 2004, the Company entered into a stock purchase agreement with a majority shareholder of the company. The stock was re-purchased for $3.05 per share or $2,205,682 in the aggregate. As part of the re-purchase of the stock, the Company paid $1,500,000 to the selling stockholder at the closing. The Company has agreed to pay the balance as follows: $500,000 shall be paid to the selling stockholder on or before the date 90 calendar days after the closing date, and $205,682 within 180 calendar days after the closing date.

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

General

OneCap ("we" or the "Company"), a Nevada corporation, was incorporated on June 7, 1999. The Company is a full-service realty and mortgage company specializing in both residential and commercial transactions. Our goal is to create a one-stop, full-service real estate company that can coordinate and handle all types of transactions from start to finish. We can assist clients in home sales, home purchases, home mortgages, commercial property acquisitions, commercial property dispositions, commercial financing, commercial leasing, and other related real estate services. Our management team brings many years of experience in real estate service to their clients.

The Company has expanded its scope to include real property investments through a wholly owned subsidiary, OneCap Properties. The goal of OneCap Properties is to capitalize on specific built, or to-be-built, investment opportunities in real estate properties through value-added development, repositioning, or asset appreciation. These properties may be wholly owned, owned in partnership, or syndicated. The Company has also added a private client division, which is focused on trust deed investments and other real estate related loans or investments. The private client division pools private investor funds and loans these funds on a short-term basis (generally one to three year terms) to property investors, developers, and owners.

Results of Operations

During the quarter ending December 31, 2004, OneCap produced 93 transactions with $88,968,394 in transaction volume, compared to 90 transactions with $71,112,684 in transaction volume during the comparable quarter ending December 31, 2003. Non-affiliated transactions accounted for 88 of the 93 transactions during the quarter ending December 31, 2004, and $86,763,894 of the total volume, compared to 88 of the 90 transactions and $67,512,684 in volume in the comparable quarter in 2003, a 29% increase in non-affiliated transaction volume. Affiliated transaction volume was lower in the quarter ending December 31, 2004, at 5 transactions totaling $2,204,500 in volume and $71,371 in revenue, compared to 2 transactions totaling $3,600,000 in volume and $55,818 in revenue during the comparable quarter in 2003. For the six-month period ending December 31, 2004, OneCap generated $5,185,354 in gross revenues, a 31% increase, compared to $3,967,347 during the comparable period ending December 31, 2003. During the quarter ending December 31, 2004, the company focused its efforts to continue to support non-affiliated transactions that provide higher revenue.

OneCap generated $2,366,702 in gross revenue for the quarter ending December 31, 2004, of which $1,906,109 was from core operations, $71,371 from related party revenue related to commercial loan and realty transactions, $82,655 in service fee revenue, and $306,567 in rental revenue. In the comparable quarter in 2003, OneCap had $2,283,586 of gross revenue, of which $1,582,186 was from core operations, $55,818 in related party revenue, $41,700 in service fee revenue, and $603,882 in rental revenue. Total gross revenues for the current quarter were up by 4% including related party revenue and rental income, and core operations were up 23%. The Company generated a slightly larger amount of transactions for the quarter, higher revenue earned on those transactions, and also had slightly higher revenue from lower transaction volume from affiliated companies this quarter. Gross rental revenue decreased this quarter due to the sale of a 50% interest in the Walgreen property on the Las Vegas Strip in June 2004.

Commission expense increased from $198,966 during the quarter ending December 31, 2003, to $369,733 for the comparable quarter ending 2004, due to variable effect of commissions paid to agents based on the higher revenues generated from real estate transactions and commissions paid on loan exit fees earned during this quarter. General and administrative expenses increased slightly to $1,010,801 from $999,910 during the quarters ending December 31, 2004 and 2003, respectively. For the six months ending December 31, 2004 and 2003, general and administrative expenses were $2,157,519 and $1,952,552 respectively, a 10% increase from 2003. Interest and other income increased to $807,192 during the quarter ending December 31, 2004, from $268,523 in the comparable quarter in 2003 due to a higher amount of investment revenue earned from notes and mortgage investments, and interest earned on unfunded loan reserve balances. Interest expense increased to $757,768 during the quarter ending December 31, 2004, from $669,728 in the comparable quarter in 2003 due to higher balances of loans outstanding from short term notes. There were no gains on real estate sale transactions this quarter, compared to a gain of $707,894 in the comparable quarter last year. Net income after tax decreased to $629,703 for the quarter ending December 31, 2004, compared to net income of $837,967 for the comparable quarter ending December 31, 2003. Income per share was $0.27 for the quarter ended December 31, 2004 compared to $0.65 for the comparable quarter ending 2003. For the six-month period ending December 31, 2004, net income after tax increased to $1,692,995 or $0.73 per share as compared to net income of $793,175 or $0.62 per share in the comparable six-month period ending December 31, 2003.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the quarter ended December 31, 2004.

                                                                     Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        3                    717,500              4.58%         32,850

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             2                  1,487,000              2.59%         38,521
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  5                  2,204,500              3.24%         71,371
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                               Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       52                 14,345,164              2.54%        363,694
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            36                 72,418,730              2.13%      1,542,415
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             88                 86,763,894              2.20%      1,906,109
-------------------------------------- ------------------ ------------------ ------------------ --------------

                  Total                     93                88,968,394               2.22%     $  1,977,480
                                       ================== ==================                    ==============



The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the comparable quarter last year, ended December 31, 2003.

                                                                     Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        0                          0              0.00%              0
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             2                  3,600,000              1.55%         55,818
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                  2                  3,600,000              1.55%         55,818
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                              Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       53                 29,585,867              1.29%        381,398
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            35                 37,926,817              3.17%      1,200,788
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             88                 67,512,684              2.34%      1,582,186
-------------------------------------- ------------------ ------------------ ------------------ --------------
                  Total                     90                71,112,684              2.30%      $  1,638,004
                                       ================== ==================                    ==============



The following table summarizes the changes of gross revenue earned, transaction volume, average % of revenue earned and number of transactions by related and non-related sources of fees and commissions for the current and comparable quarters, ended December 31, 2004 and 2003.

                                                              Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       +3                $  +717,500             +4.58%      $ +32,850
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             0                $-2,113,000             +1.04%      $ -17,297
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 +3                $-1,395,500             +1.69%      $ +15,553
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                               Non-Related

                                             # of            Transaction          Avenue            Revenue
                                         Transactions          Volume            Revenue %           Earned
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Real Estate Commissions                       -1               $-15,240,703             +1.25%        $  -17,704
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Mortgage Brokerage                            +1               $+34,491,913             -1.04%        $ +341,627
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Total Non-Related                              0               $+19,251,210             -0.14%        $ +323,923
-------------------------------------- ------------------ ------------------ ------------------ -----------------
                                Total         +3               $+17,855,710             -0.08%        $ +339,476
                                       ================== ==================                    =================

The rates and fees charged to existing customers during the quarter ending December 31, 2004, is expected to be similar by percentage in future periods, ranging from 0.50% to 5.0%. Significant revenues generated include a $652,500 loan fee for procurement of an $8.65M loan for a commercial property located in Las Vegas, Nevada and a $680,000 loan fee for a $22.5M acquisition and development loan for a residential property located in Las Vegas, Nevada.

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

The Company is also continuing operations related to private trust deed investing in its Commercial Finance division. Through the Company's private client services group, investors fund loans secured by real property or real estate assets. The Company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of December 31, 2004, the company has funded over $230,000,000 to date and is currently servicing over $140,000,000 in private trust deeds for over 750 investor clients. The Company expects to expand this division and its investor base during the next twelve months. The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets, which as of December 31, 2004 was approximately $29.3M.

Liquidity and Capital Resources

At December 31, 2004, the Company had cash of $3,612,423. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months. Historically, the Company has several short term notes payable outstanding at any given time, which have been extended on an as needed basis. There is no guarantee that these notes will continue to be extended on terms favorable to the Company, or that the sale of any particular assets will generate a guaranteed amount of proceeds to the Company.

Submission of Matters to a Vote of Security Holders

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In November 2004, the Company entered into a stock purchase agreement with a majority shareholder of the company. The stock was re-purchased for $3.05 per share or $2,205,682 in the aggregate. As part of the re-purchase of the stock, the Company paid $1,500,000 to the selling stockholder at the closing. The Company has agreed to pay the balance as follows: $500,000 shall be paid to the selling stockholder on or before the date 90 calendar days after the closing date, and $205,682 within 180 calendar days after the closing date.

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 22, 2004, the Company held its annual meeting of shareholders at its corporate headquarters in Las Vegas, Nevada. The record date for the meeting was October 1, 2004, at which time there were 2,538,888 shares entitled to vote at the meeting.

The first matter voted upon at the meeting was the election of directors. The following directors were elected:

                                  Shares                Shares                 Shares
Director                          Voted in Favor        Voted Against          Abstaining
------------                      --------------        -------------          ----------
Vincent W. Hesser                   1,716,366                 0                     0
Anthony Santos                      1,716,366                 0                     0
Dana Rogers                         1,716,366                 0                     0

         The second matter voted upon at the meeting was the approval of Beckstead & Watts, L.L.P., as the independent public accountants for the Company for the fiscal year ending June 30, 2005. The results of the voting were 1,715,890 shares in favor, 476 shares against, and 0 shares withheld or abstaining.

         The third matter voted upon at the meeting was the approval of the Company's 2004 Stock Option Plan. The results of the voting were 1,627,856 shares in favor, 618 shares against, and 358 shares withheld or abstaining.

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

99.2                   Stock Option Plan adopted by the Board of Directors on July 27, 2000***



* Previously filed by the Company on Form 10-SB, filed with the Commission on August 24, 2000, File No. 000-31369.

** Previously filed by the Company with its 2001 Annual Report on Form 10-KSB, filed with the Commission on October 1, 2001.

*** Previously filed by the Company as an exhibit to a registration statement on Form S-8, filed with the Commission on April 9, 2004.

(b) Reports on Form 8-K

         During the period covered by this report, the Company filed no reports on Form 8-K.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OneCap


                                   By: /s/ Vincent W. Hesser
                                      ---------------------------------
                                   Vincent W. Hesser, President and CEO
                                   Principal Executive Officer

Date: February 14, 2005



                                   By: /s/ Tammy Hardcastle
                                      --------------------------------
                                   Tammy Hardcastle, Chief Financial Officer

Date: February 14, 2005