Form 10QSB/A
period 2004-12-31
ONECAP
filed 2005-02-14
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   There were 1,816,027 (post-reverse-split) shares of common stock, $0.001 par value, outstanding as of February 14, 2005.


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
                                                                -

The purpose of this amendment is to correct a typographical error in the number of shares outstanding listed above. There are no other changes in this amendment.

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