Form 10QSB
period 2005-03-31
ONECAP
filed 2005-05-16
CIK 1111845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 1,816,027 (post-reverse-split) shares of common stock, $0.001 par value, outstanding as of May 13, 2005.


Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]
                                                                           -

                                     ONECAP
                                   FORM 10-QSB




                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                        Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2004 (Unaudited)                                        2

         Consolidated Statements of Operations for the Three and Nine Months Ended
            March 31, 2005 and 2004 (Unaudited)                                                          3

         Consolidated Statements of Changes in Stockholders' Equity for the
            Nine Months Ended March 31, 2005 (Unaudited)                                                 5

         Consolidated Statements of Cash Flows for the Nine Months Ended
            March 31, 2005 and 2004 (Unaudited)                                                          6

         Notes to Consolidated Financial Statements For the Nine Months Ended
            March 31, 2005 and 2004 (Unaudited)                                                          8

Item 2.  Management's Discussion and Analysis or Plan of Operation                                       12

Item 3.  Controls and Procedures                                                                         16

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                                           16

Item 4.  Submission of Matters to a Vote of Security Holders                                             16

Item 5.  Other Information                                                                               17

Item 6.  Exhibits                                                                                        17

Signatures                                                                                               18

                                     PART I

Item 1.       Financial Statements

                                     ONECAP
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2005

OneCap
Consolidated Balance Sheet
March 31, 2005
Unaudited





        ASSETS
Cash                                                                                        $         1,588,932
Restricted cash                                                                                         150,000
Accounts receivable (net of allowance of $8,385)(Note 3)                                              1,869,489
Investment in mortgage loans on real estate (Note 4)                                                  3,463,682
Real estate held for development and sale (Note 5)                                                    4,864,695
Investments  (Note 6)                                                                                26,870,497
Property and equipment:
   Operating real property                                                                           13,522,184
   Other property and equipment                                                                         466,444
   Less accumulated depreciation                                                                       (493,003)
Other Assets                                                                                             58,435
                                                                                            --------------------
      Net Property                                                                                   13,554,061
                                                                                            --------------------

                                            Total assets                                    $        52,361,356
                                                                                            ====================




   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                                      $           176,614
Income taxes payable                                                                                    157,879
Notes payable (Note 7)                                                                               44,244,221
                                                                                            --------------------

                                            Total liabilities                                        44,578,714
                                                                                            --------------------

Commitments and contingencies                                                                                 -

Minority interest                                                                                     1,896,870
                                                                                            --------------------

Stockholders' equity
Preferred stock, $.001 par value; 10 million shares authorized,                                               -
   no shares issued and outstanding
Common stock, $.001 par value; 50 million shares authorized,                                              1,289
   1,816,027 shares issued and outstanding
Additional paid-in capital                                                                               68,108
Prepaid stock-based compensation                                                                     (1,124,878)
Retained earnings                                                                                     7,004,429
Less treasury stock - 11,443 shares at cost                                                             (63,176)
                                                                                            --------------------

                                            Total stockholders' equity                                5,885,772
                                                                                            --------------------

                                            Total liabilities and stockholders' equity      $        52,361,356
                                                                                            ====================


              The accompanying Notes are an integral part of these
                             financial statements.

                                     ONECAP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

OneCap
Consolidated Statements of Operations
For the nine months ended March 31, 2005 and 2004
Unaudited


                                                                               For the nine months ended March 31,
                                                                        --------------------------------------------------
                                                                                    2005                      2004
                                                                        --------------------------------------------------

Revenues
     Loan fees and commission revenue                                   $           5,324,459     $             4,057,991
     Loan fees and commission revenue - related parties                               957,473                     305,565
     Service fee revenue                                                              272,730                     102,078
     Rental revenue                                                                   916,892                   1,625,746
                                                                        ----------------------    ------------------------
             Total revenues                                                         7,471,554                   6,091,380
                                                                        ----------------------    ------------------------

Expenses
     Commission expense                                                             1,362,699                     655,694
     Rental expenses                                                                   96,474                     129,472
     General and administrative expenses                                            3,227,782                   3,008,708
     Depreciation and amortization                                                    151,706                     191,587
                                                                        ----------------------    ------------------------
             Total expenses                                                         4,838,661                   3,985,461
                                                                        ----------------------    ------------------------

             Income from operations                                                 2,632,893                   2,105,919

Other income (expense)
     Interest and other income                                                      3,126,085                   1,120,386
     Interest expense                                                              (2,270,267)                 (2,167,211)
     Fee from contract assignment                                                           -                     700,000
     Gain on Sale of Real Estate                                                            -                     707,893
                                                                        ----------------------    ------------------------
             Net income before income taxes and minority interest                   3,488,711                   2,466,987

Minority interest                                                                           -                           -
                                                                        ----------------------    ------------------------

             Net income before income taxes                                         3,488,711                   2,466,987

Income tax expense
     Current federal                                                                1,186,202                     502,870
     Deferred federal                                                                       -                     240,000
                                                                        ----------------------    ------------------------
                                                                                    1,186,202                     742,870
                                                                        ----------------------    ------------------------

Net income                                                              $           2,302,509     $             1,724,117
                                                                        ======================    ========================

Earnings per common share - basic and fully diluted                     $                1.06     $                  1.19
                                                                        ======================    ========================

Weighted average number of common shares outstanding -                              2,164,267                   1,448,475
                                                                        ======================    ========================
basic and fully diluted



              The accompanying Notes are an integral part of these
                             financial statements.

                                     ONECAP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 2005, AND 2004
                                   (Unaudited)

OneCap
Consolidated Statements of Operations
For the three months ended March 31, 2005 and 2004
      (Unaudited)


                                                                                     For the three months ended March 31,
                                                                                -----------------------------------------------
                                                                                            2005                     2004
                                                                                -----------------------------------------------

Revenues
      Loan fees and commission revenue                                          $           1,826,175    $           1,402,350
      Loan fees and commission revenue - related parties                                       41,900                  195,265
      Service fee revenue                                                                     112,980                   49,437
      Rental revenue                                                                          305,145                  476,981
                                                                                ----------------------   ----------------------
                Total revenues                                                              2,286,200                2,124,033
                                                                                ----------------------   ----------------------

Expenses
      Commission expense                                                                      381,330                  240,339
      Rental expenses                                                                          34,363                   15,011
      General and administrative expenses                                                   1,070,263                1,056,157
      Depreciation and amortization                                                            51,005                   66,787
                                                                                ----------------------   ----------------------
                Total expenses                                                              1,536,961                1,378,294
                                                                                ----------------------   ----------------------

                Income  from operations                                                       749,239                  745,739

Other income (expense)
      Interest and other income                                                               980,854                  472,339
      Interest expense                                                                       (810,590)                (655,233)
      Fee from contract assignment                                                                  -                  700,000
                                                                                ----------------------   ----------------------
                Net income before income taxes and minority interest                          919,503                1,262,845

Minority interest                                                                                   -                        -
                                                                                ----------------------   ----------------------

                Net income before income taxes                                                919,503                1,262,845

Income tax expense
      Current federal                                                                         309,986                  331,905
      Deferred federal                                                                              -                        -
                                                                                ----------------------   ----------------------
                                                                                              309,986                  331,905
                                                                                ----------------------   ----------------------

Net income                                                                      $             609,517    $             930,940
                                                                                ======================   ======================

Earnings per common share - basic and fully diluted                             $                0.34    $                0.64
                                                                                ======================   ======================

Weighted average number of common shares outstanding - basic and fully diluted              1,816,027                1,448,475
                                                                                ======================   ======================



              The accompanying Notes are an integral part of these
                             financial statements.

                                     ONECAP
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005

OneCap
Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended March 31, 2005
Unaudited


                                          Common Stock                   Additional     Prepaid                    Total
                                      ---------------------
                                                               Treasury    Paid-in     Stock-based  Retained    Stockholders'
                                       Shares     Amount        Stock      Capital     Compensaton  Earnings      Equity
                                      --------- ----------- ------------ ------------  ------------------------ ------------

Balance as of June 30, 2004           2,538,888      1,289      (63,176)   2,273,790   (1,340,500)   4,701,919    5,573,322

Expense recognized from
stock-based compensation                     -           -            -            -     215,622             -      215,622

Common stock purchased and cancelled  (722,861)          -            -    (2,205,682)         -             -    (2,205,682)

Net income for the nine months               -           -            -            -           -     2,302,508    2,302,508
ended March 31, 2005

Balance as of March 31, 2005          1,816,027  $   1,289   $  (63,176)  $   68,108  $(1,124,878)  $7,004,427   $5,885,770
                                   ============ =========== ============ ========================= ============ ============









              The accompanying Notes are an integral part of these
                             financial statements.

                                     ONECAP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

OneCap
Consolidated Statements of Cash Flows
For the nine months  ended March 31, 2005 and 2004
Unaudited

                                                                                         For the nine months ended March 31,
                                                                                    ----------------------------------------------
                                                                                                2005                    2004
                                                                                    ----------------------------------------------

Cash flows from operating activities:
     Net income                                                                     $           2,302,509    $          1,724,117
     Adjustments to reconcile net income to
     net cash used by operating activities:
        Stock-based compensation                                                                  215,622                 148,958
        Depreciation and amortization                                                             151,706                 191,587
        Gain on sale                                                                                    -                (707,894)
        Changes in operating assets and liabilities:
            Accounts receivable                                                                (1,350,710)               (445,704)
            Other assets                                                                          530,255                 234,972
            Prepaid expense                                                                             -                  23,844
            Accounts payable and other liabilities                                               (532,819)               (384,909)
            Income tax receivable                                                                       -                (183,790)
            Deferred income tax payable                                                                 -                       -
            Deferred tax asset, non-current                                                             -                       -
            Income tax payable                                                                   (879,370)                405,563
                                                                                    ----------------------  ----------------------
                       Net cash provided (used) by operating activities                           437,193               1,006,744
                                                                                    ----------------------  ----------------------

Cash flows from investing activities:
     Purchase of real property                                                                    (45,929)             (2,525,285)
     Proceeds from real estate sale                                                                     -                 707,894
     Purchase of real estate held for development and sale                                     (2,688,504)                (33,508)
     Purchase of investments                                                                  (25,670,622)               (600,046)
     Increase in notes receivable                                                               1,850,212                       -
     Decrease in investment in mortgage loans on real estate                                            -               6,386,124
     Decrease in notes and loans receivable - related party                                       152,746                 136,981
                                                                                    ----------------------  ----------------------
                       Net cash (used) provided by investing activities                       (26,402,097)              4,072,160
                                                                                    ----------------------  ----------------------

Cash flows from financing activities:
     Increase in minority interest                                                                      -                       -
     Increase in restricted cash                                                                        -                       -
     Net proceeds from notes payable                                                                    -                       -
     Purchase of common stock                                                                  (2,205,682)                      -
     Payments on notes payable                                                                 23,678,537              (7,409,705)
                                                                                    ----------------------  ----------------------
                       Net cash used by financing activities                                   21,472,855              (7,409,705)
                                                                                    ----------------------  ----------------------

                       Net decrease in cash                                                    (4,492,049)             (2,330,801)
                       Cash at beginning of quarter                                             6,080,980               4,059,184
                                                                                    ----------------------  ----------------------
                       Cash at end of quarter                                       $           1,588,931   $           1,728,383
                                                                                    ======================  ======================

Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                                 $           2,270,267   $           2,167,211
                                                                                    ======================  ======================
     Cash paid for income taxes                                                     $           1,353,000   $             510,000
                                                                                    ======================  ======================



              The accompanying Notes are an integral part of these
                             financial statements.

                                     ONECAP

                       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                                 $           2,270,267   $           2,167,211
                                                                                    ======================  ======================
     Cash paid for income taxes                                                     $           1,353,000   $             510,000
                                                                                    ======================  ======================



              The accompanying Notes are an integral part of these
                             financial statements.

                                     ONECAP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

NOTE 2 -- RELATED PARTY TRANSACTIONS

a. Notes and loans receivable:

     As of March 31, 2005, there were no notes or loans receivable, related parties.

      The Company recognized interest income from notes and loans receivable, related parties totaling $0 and $0 during the nine months ended March 31, 2005 and 2004, respectively.

         Loans sold to real estate fund

     During the nine months ended March 31, 2005, the Company sold $20,032,462 in loans secured by trust deed, at cost to the OneCap Real Estate Fund I, LLC (the "Fund") pursuant to the terms of the Operating Agreement of the Fund which permits the Fund to acquire loans from the Company if the loans were originated to facilitate a sale to the Fund, and provided that the price paid is no greater than the Company's cost. The Fund's managing member is a company which is owned by the Company's major shareholder and officer.

b.       Revenues

     A portion of the Company's revenue is derived from commercial loan closings and commissions from land sales for related entities in which a former significant stockholder has an ownership interest. During the nine months ended March 31, 2005, thirty transactions involving these related entities totaled $957,473, or 12.8% of gross revenues. During the nine months ended March 31, 2004, twelve transactions involving these related entities totaled $305,565, or 5.02% of gross revenues.

c.       Office space

     The Company subleases office space to NevWest Securities, Inc., a Company stockholder and corporate consulting firm for the Company. The sublease commenced June 15, 2003, and expires June 14, 2008. During the nine months ended March 31, 2005 and 2004, the Company received $100,719 and $87,280 under the sublease, respectively.

     The Company subleases office space to Copyright Media of Nevada, a company partially owned by the significant stockholder and an officer. The sublease commenced April 1, 2003, and expires September 30, 2007. During the nine months ended March 31, 2005 and 2004, the Company received $26,208 and $26,208, respectively, under the sublease.

d. Service fee revenue

     During the nine months ended March 31, 2005, the Company serviced loans for third party individuals and entities managed by a company owned by the significant shareholder and officer. The Company earned $0 and $102,078 in fees from servicing the loans during the nine months ended March 31, 2005 and 2004, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

As of March 31, 2005, accounts receivable totaling $1,869,489 was net of allowance for doubtful accounts of $8,385.

Loan placement fees related to mortgage loans held by the Company as an investment would be deferred if the maturity of such loans are beyond twelve months from the reporting period of such financial statements. However, the Company will continue to analyze each mortgage loan held as an investment to ascertain that such loan placement fee is not material to which deferral of such fee is required in accordance with paragraph 27 c of Financial Accounting Standards No. 91 ("FAS 91") ensuring that the financial statements taken as a whole are materially correct.

NOTE 4 -- INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

Investment in mortgage loans on real estate consisted of the following as of
March 31, 2005: Note receivable from International Village, secured by real property through a trust deed, bearing interest at 12%, payable in interest only
installments of $42.99 per annum, due in September 2005.                          $           4,300

Notes receivable from St. Thomas, secured by real property through a first trust deed, bearing interest at 14%, payable in interest only installments of
$3,383.33 per month, due in Oct 2004. Loan currently in default, forclosure in process. Interest prepaid
through May 2005.                                                                           290,000

Notes receivable from Sunrise Valley secured by real property through a first trust deed, bearing interest at 12%, payable in interest only installments of
$19,121.49 per month, due in April
2007.                                                                                     1,912,149

Note receivable from Paseo Verde, secured by real property through a first trust deed, bearing interest at 14.25%, payable in interest only payments of $14,929.62 per month, due in December 2004.  Loan
currently in default, foreclosure in process.                                             1,257,232
                                                                                  -----------------

                                                                                  $       3,463,681
                                                                                  =================

We analyze our investment in loans and investments in mortgage loans periodically for allowance for loan loss and impairments in accordance with FAS 5, FAS 114, and FAS 121. As of March 31, 2005, except for two loans in default, all loans related to investment in loans and investments in mortgage loans were performing with respect to the terms of the loan agreements. Accordingly, we do not believe an allowance for loan loss or impairment was considered necessary as of March 31, 2005. We will continue to monitor our loans periodically throughout the next fiscal year.

NOTE 5 -- REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale as of March 31, 2005, consisted of
3.92 acres of undeveloped real property located in Henderson, Nevada, 14.9 acres of undeveloped real property located in North Las Vegas, Nevada, and .0.8 acres of undeveloped commercial real property.

The Company capitalized interest and other costs totaling $0 and $0 as a component of real estate held for development and sale during the nine months ended March 31, 2005 and 2004, respectively.

NOTE 6 - INVESTMENT

Investments consisted of the following as of March 31, 2005:

1,600,000 shares of common stock representing 15% in a related
private company that publishes a local magazine.                                  $        80,000

51 units in a related fund that invests in fractionalized loans and mortgages. 50,600


56 units in a related fund that invests in fractionalized loans and mortgages. 56,325

2,272,060 shares of common stock representing 19% in a securities company partially owned by a director of the company.
                                                                                          153,971

Minority investment in an LLC that is constructing 147 single family homes in
Indio, Ca. Investment represents less then 10% ownership.
                                                                                          386,350

Investment in a foreign company involved in real estate financing.
Investment represents 50% ownership.                                                      115,850

450 membership units in "GH" LLC that owns approximately 1,500 acres of raw land and over 6,500 acre feet of water rights in Clark County, Nevada. Investment represents 50% ownership and has priority
distribution rights over the remaining 50% investment.                                 25,986,414

Miscellaneous                                                                              40,987
                                                                                  ----------------

                                                                                  $    26,870,497
                                                                                  ================


NOTE 7 -- NOTES PAYABLE

Notes payable as of March 31, 2005, consisted of the following:


Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at 6.2% per annum, with monthly principal and interest payments of $72,214, scheduled to mature in December 2012.  As of March 31, 2005,
the net book value of the underlying property totaled $11,011,267.                   $      9,717,593

Note payable to prior shareholder for re-purchase of stock. The sum of $500,000 was paid to the selling stockholder on February 23, 2005, and the balance of $205,682
shall be paid on or before May 2005.                                                          205,682

Notes payable to Private Family Trusts and individuals, unsecured, bearing interest between 8-14% per annum, scheduled to mature on various dates between
January 2005 - September 2005, due upon demand.                                             7,674,000


Note payable to a bank, secured by a first trust deed on commercial rental property, bearing interest at index plus 1.500 points currently 7.00% per annum, with monthly principal and interest payments of $11,154.00, originally scheduled to mature in January 2005, and extended to July 2005.  As of March 31, 2005, the net
book value of the underlying property totaled $2,400,000.                                   1,596,183

Notes payable to Private Family Trusts and individuals, secured by a first trust deed on parcel of land, bearing interest at 12.00% per annum, with monthly interest only payments of $14,000.00, scheduled to mature April 2006.  As of March 31, 2005
the net book value of the underlying property totaled $1,500,000.                           1,493,624

Notes payable to Private Family Trusts and individuals, secured by an assignment and security interest in "GH" LLC, and their right to receive distributions and proceeds. The note bears interest at 15% per annum and is scheduled to mature in
May 2007. The Company has the right to extend this due date automatically for
two 6-months periods if elected and no defaults have occurred.                             23,557,139

                                                                                     -----------------
                                                                                     $     44,244,221
                                                                                     =================

NOTE 8 -- LOANS SERVICED FOR OTHERS

The Company services loans for others, which are not shown on the balance sheet. The face amount of loans currently serviced at March 31, 2005, approximated $171,486,064. The Company receives a servicing fee for the services rendered.

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

NOTE 10 -- STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock

In February 2004, the Company entered into an employment agreement with the President/CEO of the company. As part of the employment agreement, the officer was issued 1,250,000 shares of common stock which shall be vested at a rate of 250,000 shares per year for the term of this agreement or a total of five (5) years and subject to risk of forfeiture. In the event the President/CEO terminates his employment or abandons his duties, he shall be obligated to sell back to the Company the common stock received with regards to this agreement not yet vested at a price of $0.10 per share. The shares are valued at $1,561,250 and $125,000 was immediately booked as a current expense due to the $0.10 sell back provision and the remaining balance of $1,436,250 will be expensed monthly at a rate of $23,958 for the next five (5) years. For the nine months ended March 31, 2005, the Company has recorded $215,622 in compensation expense related to this agreement of which $1,124,878 is the remaining balance at March 31, 2005 to be expensed over the term of the employment agreement.

In November 2004, the Company entered into a stock purchase agreement with a majority shareholder of the company. The stock was re-purchased for $3.05 per share or $2,205,682 in the aggregate. As part of the re-purchase of stock the Company paid $1,500,000 to the selling stockholder at the closing. The Company agreed to pay the balance as follows: $500,000 shall be paid to the selling stockholder on or before the date 90 calendar days after the closing date, and $205,682 within 180 calendar days after the closing date.

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

General

OneCap (or "we" or the "Company"), a Nevada corporation, was incorporated on June 7, 1999. The Company is a full-service realty and mortgage company specializing in both residential and commercial transactions. Our goal is to create a one-stop, full-service real estate company that can coordinate and handle all types of transactions from start to finish. We can assist clients in home sales, home purchases, home mortgages, commercial property acquisitions, commercial property dispositions, commercial financing, commercial leasing, and other related real estate services. Our management team brings many years of experience in real estate service to their clients.

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

Results of Operations

During the quarter ending March 31, 2005, OneCap produced 84 transactions with $67,973,215 in transaction volume, compared to 81 transactions with $47,266,814 in transaction volume during the same comparable quarter ending March 31, 2004. Non-affiliated transactions accounted for 74 of the 84 transactions this quarter and $63,124,162 of the total volume, compared to 74 of the 81 transactions and $39,817,814 in volume in the comparable quarter last year, a 59% increase in non-affiliated transaction volume. Affiliated transaction volume was higher this quarter at 10 transactions totaling $4,849,053 in volume and $41,900 in revenue, compared to 7 transactions totaling $7,449,000 in volume and $195,265 in revenue during the same quarter last year. The Company had an increase in volume and core revenue earned, and the current quarterly average revenue percentage decreased 19% to 2.75% on the total volume, compared to 3.38% on the total volume in the same period last year. For the nine-month period ending March 31, 2005, OneCap generated $7,471,554 in gross revenues, a 23% increase, compared to $6,091,380 during the comparable period ending March 31, 2004. During the quarter ending March 31, 2005, the company focused its efforts to continue to support non-affiliated transactions that provide higher revenue percentages on higher transactional volume.

OneCap generated $2,286,200 in gross revenue for the quarter ending March 31, 2005, of which $1,826,175 was from core operations, $41,900 from related party revenue related to commercial loan and realty transactions, $112,980 in service fee revenue, and $305,145 in rental revenue. In the comparable quarter last year, OneCap had $2,124,033 of gross revenue, of which $1,402,350 was from core operations, $195,265 in related party revenue, $49,437 in service fee revenue, and $476,981 in rental revenue. Total gross revenues for the current quarter were up by 8% including related party revenue and rental income, and core operations were up 30%. The Company generated a slightly larger amount of transactions for the quarter, substantially higher volume, but a lower percentage of revenue earned on those transactions, and also had lower revenue from transaction volume from affiliated companies this quarter. Rental revenues were lower this quarter due to the disposition of a 50% interest in the Walgreen property in June 2004.

Commission expense increased from $240,339 during the quarter ending March 31, 2004, to $381,330 for the comparable quarter ending 2005, due to higher variable effect of commissions paid to agents based on the revenues generated from real estate commissions. General and administrative expenses increased slightly to $1,070,263 from $1,056,157 during the quarters ending March 31, 2005 and 2004 respectively. For the nine months ending March 31, 2005 and 2004, General and administrative expenses were $3,227,782 and $3,008,708 respectively, a 7% increase. Interest and other income increased to $980,854 in the quarter ended March 31, 2005, from $472,339 in the comparable quarter in 2004 due to a higher amount of investment revenue earned from notes and mortgage investments. Interest expense increased to $810,590 in the quarter ended March 31, 2005, from $655,233 compared to the same quarter in 2004 due to a higher amount of company debt outstanding. Net Income after tax decreased to $609,517 for the quarter ending March 31, 2005, compared to net income of $930,940 for the comparable quarter ending March 31, 2004. Income per share was $0.34 for the quarter ended March 31, 2005, compared to net income per share of $0.64 for the comparable quarter ending 2004. For the nine-month period ending March 31, 2005, net income after tax was $2,302,509 or $1.06 per share as compared to net income of $1,724,117 or $1.19 per share in the comparable period ending March 31, 2004.

The table below summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the quarter ended March 31, 2005.

                                                                     Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                        7                  1,315,053              2.62%         34,400

-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                             3                  3,534,000              0.02%          7,500
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 10                  4,849,053              0.09%         41,900
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                                 Non-Related

                                             # of            Transaction          Average          Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       39                 10,689,287              2.63%        281,071
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            35                 52,434,875              2.95%      1,545,104
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Non-Related                             74                 63,124,162              2.89%      1,826,175
-------------------------------------- ------------------ ------------------ ------------------ --------------
                  Total                       84                 67,973,215              2.75%  $   1,868,075
                                       ================== ==================                    ==============



The following table summarizes the details of gross revenue earned, transaction volume, and number of transactions by related and non-related sources of fees and commissions for the comparable quarter last year, ended March 31, 2004.

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
                                       ================== ==================                    ==============



The following table summarizes the changes of gross revenue earned, transaction volume, average % of revenue earned and number of transactions by related and non-related sources of fees and commissions for the current and comparable quarters, ended March 31, 2005 and 2004.

                                                              Related

                                             # of            Transaction          Avenue           Revenue
                                         Transactions          Volume            Revenue %         Earned
-------------------------------------- ------------------ ------------------ ------------------ --------------
Real Estate Commissions                       +7                $+1,315,053             +2.62%       $+34,400
-------------------------------------- ------------------ ------------------ ------------------ --------------
Mortgage Brokerage                            -4                $-3,915,000             -2.41%      $-187,765
-------------------------------------- ------------------ ------------------ ------------------ --------------
Total Related                                 +3                $-2,599,947             -2.53%     $ -153,365
-------------------------------------- ------------------ ------------------ ------------------ --------------

                                                                 Non-Related

                                             # of            Transaction          Avenue            Revenue
                                         Transactions          Volume            Revenue %           Earned
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Real Estate Commissions                       -6                $-2,148,491             +0.00%          $-56,463
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Mortgage Brokerage                            +6               $+25,454,839             -1.00%         $+480,288
-------------------------------------- ------------------ ------------------ ------------------ -----------------
Total Non-Related                             +0               $+23,306,348             -0.63%        $ +423,825
-------------------------------------- ------------------ ------------------ ------------------ -----------------
                                Total         +3               $+20,706,401             -0.63%         $+270,460
                                       ================== ==================                    =================
-------------------------------------- ------------------ ------------------ ------------------ -----------------




The rates and fees charged to existing customers during the quarter ending March 31, 2005, is expected to be similar by percentage to those charged in future periods, ranging from 0.50% to 5.0%. Significant revenues generated included rental revenue of $221,650 earned during the quarter from the Walgreen property that the Company has a 50% ownership interest in, and a $502,500 loan fee for procurement of a $5.5M loan for a to-be-converted to condominium multi-family property. The company earned no capital gains or assignment fees this quarter from land or property sales.

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

The Company is also continuing operations related to private trust deed investing in its Commercial Finance division. Through the company's private client services group, investors fund loans secured by real property or real estate assets. The company funds and services these loans on behalf of third party clients and earns brokerage fees and servicing revenue in relation to these loans. As of March 31, 2005, the company has funded over $250,000,000 to date and is currently servicing over $150,000,000 in private trust deeds for over 1,000 investor clients. The company expects to expand this division and its investor base during the next twelve months.

The Company also expects to continue to expand its asset base through future acquisitions and investments, and expand its total assets, which as of March 31, 2005 was over $52M. The Company made a substantial investment of $26M representing a 50% interest in a limited liability company ("LLC") during the quarter ended March 31, 2005, which purchased approximately 1,500 acres of raw land and over 6,500 acre feet of water rights in Clark County, Nevada, for approximately $52M. The business plan of the LLC is to obtain zoning and entitlements on the property and subsequently sell the entitled land to homebuilders or developers. The Company financed this investment with a corporate promissory note at a rate of 15% per annum, due and payable on May 1, 2007. The company has the right to extend this due date automatically for two 6-month periods if elected and no defaults have occurred.

Liquidity and Capital Resources

At March 31, 2005 the Company had cash of $1,588,932. The Company believes that cash generated from operations during the next fiscal year, collection of account and notes receivable, or sale or refinance of long term assets will be sufficient to provide for its capital operating requirements for at least the next 12 months. Historically, the Company has several short term notes payable outstanding at any given time, which have been extended on an as-needed basis. There is no guarantee that these notes will continue to be extended on terms favorable to the Company, or that the sale of any particular assets will generate a guaranteed amount of proceeds to the Company.


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

                                     OneCap


                                     By: /s/ Vincent W. Hesser
                                     Vincent W. Hesser, President and CEO
                                     Principal Executive Officer

Date: May 16, 2005

                                     By: /s/ Tammy Hardcastle
                                     Tammy Hardcastle, Chief Financial Officer

Date: May 16, 2005